Form 10-K
period 1999-12-31
SMARTERKIDS COM INC
filed 2000-03-30
CIK 1091893

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K
        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM _____________ TO _____________

                         COMMISSION FILE NUMBER 0-27717

                              SMARTERKIDS.COM, INC.

                DELAWARE                                      04-3226127
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                     Identification Number)

    15 CRAWFORD STREET, NEEDHAM, MA                             02494
(Address of principal executive offices)                     (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (781) 449-7567

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 29, 2000, was approximately $49,346,185 (based on the closing price of the Registrant's Common Stock on March 29, 2000, of $4.313 per share).

     The number of shares outstanding of the registrant's $.01 par value Common Stock as of March 29, 2000 was 20,401,762.

                       DOCUMENTS INCORPORATED BY REFERENCE

SmarterKids.com intends to file a proxy statement on Form S-4 pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 1999. Portions of such proxy statement are incorporated by reference into Part III of this Report. In addition, SmarterKids.com has filed a Registration Statement on Form S-1, (SEC File No. 333-86787) as amended dated November 23, 1999. Portions of such document are incorporated by reference into Part IV of this Annual Report Form 10K.

================================================================================

                              SMARTERKIDS.COM, INC.

                           ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS


PART I............................................................................................................3

   ITEM 1.   BUSINESS.............................................................................................3
   ITEM 2.   PROPERTIES..........................................................................................11
   ITEM 3.   LEGAL PROCEEDINGS...................................................................................12
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................12

PART II..........................................................................................................12

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...............................12
   ITEM 6.   SELECTED FINANCIAL DATA.............................................................................14
   ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............15
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................................28
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................................................29
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................29

PART III.........................................................................................................29

   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................................................29
   ITEM 11.  EXECUTIVE COMPENSATION..............................................................................29
   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF SMARTERKIDS.COM...................29
   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................................................29

PART IV..........................................................................................................30

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.....................................30

SIGNATURES.......................................................................................................31

                                     PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward -looking statements that involve risks and uncertainties. SmarterKids.com makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

ITEM 1.  BUSINESS

GENERAL

SmarterKids.com, Inc. was incorporated in Delaware in March 1994. SmarterKids.com is an online retailer focused on helping parents select educational books, toys and games, and software for their children. We offer a broad assortment of carefully selected, fun and educational products and an easy-to-use online shopping environment. We provide educational content, including product reviews, learning styles surveys and personalized product recommendations, to help parents and gift givers find quality products and make informed purchase decisions tailored to a child's individual developmental needs and learning goals.

We launched our website in November 1998. We have designed the SmarterKids.com website to make it easy and convenient to use. Our website provides informative reviews of our products and other useful educational information and is organized in the same way that parents typically think about the educational development of their kids--by age and grade level.

SmarterKids.com integrates carefully selected products, helpful content and interactive tools with an intuitive and easy-to-use website to create a compelling and unique online shopping experience. We only sell products that our full-time staff of certified educators believe have educational, developmental or learning value. Our collection of products includes over 3,500 books, toys and games, and software titles from over 300 suppliers. Because we are focused on education, many of our products, particularly toys and games, are often not found on many of the other websites that offer children's products. The MySmarterKids personalization area on our website allows parents to build a confidential educational profile of their child that can include information about the child's age and grade, learning styles, learning goals and performance on standardized tests. Our SmartPicks technology then uses this profile to make product recommendations from our distinctive assortment of products tailored to a child's individual developmental profile and goals.

Our principal executive offices are located at 15 Crawford Street Needham, Massachusetts 02494. Our telephone number is (781) 449-7567, and our web site is www.SmarterKids.com.


INDUSTRY BACKGROUND

     Our business lies at the intersection of the consumer market for educational and developmental products for children and the increasing acceptance of Internet-based commerce.

The Educational Products Market

     As a result of a number of societal trends, including constraints on school budgets and the increasing use of standardized tests, many parents are taking a more active role in their children's education. In their efforts to help their children learn, improve their children's standardized test scores and make learning fun, parents are increasingly purchasing educational books, toys and games, and software.

     Parents are faced with the challenge of finding quality educational products and selecting the right products for their children. With thousands of educational products to choose from and few reliable sources of information, finding the appropriate products for a specific child's needs and goals can be overwhelming and confusing. Parents seek a resource for comprehensive and trusted educational content and product information to help them make informed purchase decisions.


Limitations of the Traditional Retail Channel

     The traditional retail channel, including mass-market retailers, has numerous participants and is highly fragmented. In general, store-based retailers can face challenges in providing a shopping experience that meets the needs of parents, including:

     o    narrow selection of products due to physical space limitations

     o high costs from the need to build and operate multiple retail locations

     o    lack of flexibility in product display and merchandising capabilities

     o lack of convenience due to limited hours of operation and geographic location

     o lack of focus on educational products and limited educational expertise

     Specialty educational and creative toy and game retailers that are focused on education often lack the expertise or time to analyze a child's specific needs. As a result, the traditional retail channel fails to satisfy parents' needs for selection, convenience, personalized service, and advice and information.


Growth of the Internet and Consumer Electronic Commerce

     Because of the inherent limitations of traditional retail channels of distribution, the Internet is dramatically affecting the way consumers and businesses are buying and selling products and services. According to a research report dated June 1999 and prepared by International Data Corporation, there were an estimated 142 million Internet users worldwide at the end of 1998. This number is anticipated to grow to over 500 million users by the end of 2003. It is also estimated that the worldwide consumer electronic commerce market will grow from approximately $15 billion in 1998 to approximately $171 billion in 2003. The Internet is well suited for consumer commerce for a number of reasons:

     o increased convenience due to the ability to access the Internet at any time from almost any location

     o virtually unlimited "shelf" space to allow merchants to offer a wide selection of products and services

     o    low facilities and staffing costs

     o merchandising flexibility due to the merchant's ability to quickly update and customize product selection and presentation, editorial content and prices

     o enhanced knowledge of customers' needs from the merchant's ability to gather, process and store large amounts of customer information

     o    the ability to provide a large amount of targeted information

     In addition, consumers are also using the Internet to obtain information and manage personal needs. Many Internet-based companies have emerged to address these online opportunities. These companies are focusing on such areas as consumer goods, travel, personal finance and healthcare.

Limitations of Online Retailers that Offer Educational Products

     Although online retailers have a number of advantages, those that offer educational products as a component of their larger product mix have been limited in a number of ways because they generally:

     o    do not evaluate the products they offer

     o    lack extensive educational and editorial content

     o do not assess an individual child's needs to personalize the online experience

     The limitations of traditional and online retailers create a significant opportunity for an educational resource that combines educational expertise and assessment tools, a wide range of quality educational products and the power of the Internet to help parents make informed purchase decisions.


THE SMARTERKIDS.COM SOLUTION

     SmarterKids.com is an online retailer focused on children's educational books, toys and games, and software. We combine our expertise in children's education with our sophisticated and proprietary product analysis to help parents make better purchase decisions. Key features of our solution include:

     Broad Assortment of Carefully Selected and Reviewed Educational Products. Our collection of educational products includes over 3,500 books, toys and games, and software titles from over 300 suppliers. We continue to carefully select and add products to our assortment that meet our quality standards. We employ on a full-time basis, certified educators who select only products that have educational, developmental or learning value. Our products are also selected based on how a child uses the product, and whether the product is fun. In our KidsLab, children test and review many of our current and prospective products. Once selected, our review process then determines product suitability based on the skills taught, effectiveness in addressing each skill, the appropriate grade level(s), the teaching approach, learning style and the occasion for use, such as bedtime, travel or group play. Each product is assigned a rating for "fun," "ease of use" and "reusability" and is then given an overall "Expert Review." We also provide product reviews prepared by third parties. Because we are focused on education, many of our products, particularly toys and games, are not found on many of the other popular websites that offer children's products.

Compelling Educational Content and Contextual Merchandising. We believe that SmarterKids.com is an authority on educational products. Each member of our staff of full-time educators holds a degree in education, has teaching experience and has designed and implemented developmental and educationally appropriate curriculum for children. Our staff of educators develops our content, including educational articles, parenting advice and product reviews, and we also license educational content from third parties. The benefit we provide parents comes, first, in our selection of the best educational products in the marketplace to offer from our website and, second, by providing online advice and information about specific products to help parents and gift givers make appropriate selections. Our website also integrates content with access to relevant products. For example, the Smarter Parents Resource Center suggests weekly and monthly educational activities parents can do with their children and then suggests products to expand on these activities. Our Teacher Talk Glossary helps parents understand commonly used educational terms. Our SmarterTips helps parents prepare their children for standardized tests. Ask the Teacher enables parents to submit questions to our staff of teachers regarding their child's development and review archived answers to previous questions. SmarterSites connects parents to other relevant educational websites. Our exclusive monthly columns TotTime by Jean Warren, and Raising Smarter Kids by Dr. Dorothy Rubin, are authored by education experts with more than 100 published books to their credit. Plus, parents can get daily education news headlines from the world's top news sources in Today's Headlines. In addition, we launched specialty centers focused on the individual product and informational needs of Gifted & Talented and Special Needs children, furthering our mission to help all children learn, develop, and grow.

     Convenient and Easy-to-Use Website. We integrate carefully selected products, helpful content and interactive tools, with an intuitive and easy-to-use interface. We organize our website around age and grade levels, which is the way parents typically think about the educational development of their children. We offer full search and browsing capabilities that enable parents to find products easily. Furthermore, we notify registered parents when we offer relevant new products or specials. We provide customers the convenience and flexibility of shopping 24 hours a day, 7 days a week, with dedicated customer service and reliable and timely product delivery. Our customer service center, which is staffed with representatives trained to assist customers with product selection, order processing and other questions, operates Monday through Saturday from 8:00 a.m. through 12:00 a.m. Eastern Standard Time and on Sunday from 10:00 a.m. through 6:00 p.m. Eastern Standard Time.

     Technology That Matches Products With a Child's Unique Educational Profile. Parents can use our proprietary technology to find products that meet their child's unique educational needs. The MySmarterKids personalization area allows parents to build an evolving and confidential educational profile of their child that can include information about the child's age and grade, learning goals and results from:

     o    our Learning Styles Survey that parents can fill out online

     o    skills check-up assessment tests that children can take online

     o    CD-ROM based skills tests that parents can order from our website

     o    scores from state-sponsored standardized tests

     Our proprietary SmartPicks technology then uses this developmental profile to make targeted product recommendations. SmartPicks "reshuffles" our entire store so that we emphasize those products that our educational team believes are appropriate for the individual child's unique needs and individual goals. On subsequent visits, our website will recognize registered members and display products and services tailored to a child's developmental profile and goals. We believe we are the first and presently the only educational products and services website to offer this level of personalization.


SHOPPING AT SMARTERKIDS.COM

     We have designed the SmarterKids.com website to make it easy and convenient to use. Our website provides informative reviews of our products and other useful educational information and is organized in the same way that parents typically think about the educational development of their kids--by age and grade level.

Website Design and Utility. The primary means by which our products and features are organized is by SmarterKids.com's five age and grade ranges--Toddler, Preschool through Kindergarten, Grades 1-3, Grades 4-6 and Grades 7-9, each grade range is referred to as an "aisle" on our website. Parents naturally think about their children in terms of their age and grade, and by organizing our website in this manner SmarterKids.com is able to emphasize its unique focus on the individual child.

Within each age and grade range, or "aisle," visitors can browse through links organized by parents' or teachers' favorites, subject matter, brand, keyword or theme. Each aisle also has pictures and prices of highlighted products with links to our teachers' reviews of these products.

From our home page, or within each aisle, customers may access a number of helpful areas within the website, including:

     o product categories such as Parents' Favorites, Teachers' Favorites, Best Sellers, Monthly Picks, Great Gift Ideas, Kid's Favorites or Twenty under $20

     o    product groups, organized by well-known brands or favorite characters

     o    SmarterKids.com's Learning Styles Survey

     o subject links, to find products which address a particular educational or developmental area

     o a keyword search box, where customers can enter a product name, manufacturer name or descriptive words to find a product

These areas are constantly evaluated and refined to reflect the feedback we gather from our customers and any seasonal, periodic or promotional opportunities we choose to pursue.

Products. SmarterKids.com offers three product types--books, toys and games, and software--ranging in price from under $2.00 to $150.00. These products range from those based on popular brands and licensed characters to hard-to-find specialty items. We set our prices on parity with the average prices of similar products offered by our online competitors. Each product listing has a picture of the product; narrative review; indication of skills developed, educational approach utilized, and best application; and ratings for ease of use, fun, reusability and depth of instruction. With one click, a user can see all applicable brands, categories and special offers for each product type. For example, a parent might select a vividly illustrated book that teaches letter recognition, software that uses an engaging interactive story to develop creativity, or a puzzle that teaches motor skills and spatial-relationship awareness.

The Grade Expectations section of our site allows parents to select products aligned to educational grade standards based on an interpretation of widely accepted national, state, and local curriculum guidelines.

MySmarterKids offers what we believe to be one of the most personalized shopping experiences in electronic commerce. Parents enter information related to their child's education and development to build a personal profile, and SmarterKids.com uses the information to present an educationally appropriate assortment of products. The more information that a parent enters, the more precise will be the product recommendations made by SmartPicks, our proprietary personalization technology. MySmarterKids incorporates a child's age and grade, learning goals and results from:

     o    our Learning Styles Survey that parents fill out online

     o    a skills check-up assessment test that children can take online

     o    a CD-ROM-based skills test that parents can order from our website

     o    scores from state-sponsored standardized tests

For example, when a parent wishes to focus a first grade child on pre-reading skills, SmartPicks presents only those products appropriate to that age and skill goal. Further individual customization can be achieved when a parent completes our Learning Styles Survey to determine whether a child learns best through a linguistic, visual, musical, interpersonal, intrapersonal, mathematical or physical style. If a child's learning style is visual, SmartPicks will customize this child's shopping area by suggesting products that teach pre-reading skills to a first grader through visual learning. SmartPicks retains a child's information for future reference by the parent. When a parent returns to our website, new products will automatically be suggested that achieve the learning goals and fit the learning style and age range of the child.

We protect all information entered into MySmarterKids and elsewhere and strictly adhere to commonly accepted privacy standards established by TrustE and the Better Business Bureau, non-profit organizations who are dedicated to establishing a trusting environment for making purchases and gathering information on the Internet. Information regarding TrustE and the Better Business Bureau can be found at www.truste.org and www.bbb.com.

Product Selection, Check-out and Payment functions are easy and intuitive. We stock each item that we sell and are able to show the customer the availability for each product. Our credit card approval technology prevents customers from experiencing delays in check-out. Customers receive e-mail confirmations of their orders, notification of shipment, and the ability to track their shipment through UPS.

Website Content is designed and selected to achieve our mission of helping parents help their children learn. SmarterKids.com's product reviews, which are prepared by our staff of full-time educators. To promote trust, we encourage customers to access explanations of our product review methodology. Our Parents Center suggests weekly learning activities that parents can do with their children, helps parents prepare their children for standardized tests, and offers a Teacher Talk Glossary to explain terms used by education professionals. Ask the Teacher enables parents to submit questions regarding their child's development and review archived answers to previous questions. SmarterSites connects parents to relevant and powerful information sources. Parents who register for MySmarterKids receive twice-monthly e-mailed newsletters.


MARKETING AND SALES

We use an aggressive and multi-faceted advertising and promotional strategy to build awareness and attract customers to our website. We use a personalized database marketing approach to build our customer base and encourage repeat transactions. We emphasize responsive and reliable customer service to earn our customers' loyalty.

Our Online Marketing efforts primarily consist of relationships with companies who maintain websites which are important to our customer base. We place banners, buttons and text links on their websites in return for a specified number of impressions, and we jointly develop content, promotions and e-mail marketing programs. For example, we have a persistent search box on the home page of Microsoft's Encarta encyclopedia website. These relationships generally include content sharing arrangements and require us to pay a fee for delivery of traffic. In these relationships we are usually the preferred, if not exclusive, online retailer of children's educational books, toys and games, and software. We also advertise on major banner networks such as Burst, 24/7, Flycast and Adsmart, which distribute our banners to multiple websites for a fee for delivery of traffic.

The Lightspan Partnership, Inc. creates and sells curriculum-based educational CD-ROM software and web programs. It recently launched a monthly subscription online service that offers customized classroom resource pages for teachers, students and parents. Our relationship with Lightspan includes a co-branded store, which was launched in October 1999, content sharing and joint marketing activities. Promotions are intended to encourage teachers to visit and promote the co-branded store. We have agreed to various content sharing opportunities, including offering Lightspan content in our Parents Center and links to their learning activities from various locations on our site, including from the MySmarterKids location of our site. Lightspan has agreed to link to the co-branded store from specific learning activities on the Lightspan network. The agreement with Lightspan provides for us to pay Lightspan a commission based upon a percentage of net revenue for sales generated within the co-branded store and expires in December 2000 unless renewed.

National Computer Systems is the largest processor of standardized tests for children in kindergarten through grade 12 in the United States. NCS provides processing and scoring for over 30 million student assessment tests, such as the Iowa Test of Basic Skills, in all 50 states and for the U.S. Department of Education. In May 1999, NCS launched its WeHelpKids.com website, offering a variety of electronic HelpTests and value-added services aimed at providing assessment and identification of a student's academic strengths and weaknesses. WeHelpKids.com contains several direct links to our website, which draws parents eager to support and encourage their children's learning. The links are promoted through both a banner promotion and the NCS ReportCard service. The NCS ReportCard service allows parents to enter the results of their children's state standardized tests on WeHelpKids.com and receive personalized product recommendations from our SmartPicks system based on those test results. WeHelpKids has commenced this service as a pilot program for Michigan standardized tests and intends to add tests and services for tests given in other states. The agreement with NCS provides for us to pay NCS a commission based upon a percentage of the gross margin on sales generated by customers originating from WeHelpKids.com and expires in March 2001 unless renewed. In connection with the establishment of our promotional services relationship with NCS, we issued to it 112,500 shares of common stock at an exercise price of $1.33 per share. These warrants become exercisable on the achievement by NCS of certain milestones.

Through programs managed by LinkShare and GeoCities, we have relationships with over 10,000 websites that feature links to SmarterKids.com in return for a commission based on net sales that result from such referrals. These websites range from online malls to individuals' websites. LinkShare and GeoCities recruit affiliates, collect commissions from us and pay the participating websites. We are currently the exclusive educational products reseller in GeoCities' Pages That Pay participating websites program.

Offline Marketing is an increasingly important component of SmarterKids.com's customer acquisition and branding efforts. We advertise in a variety of parenting-oriented and other magazines and through direct mail and free-standing inserts. We also run radio and television advertisements and have significant promotions with a number of traditional, family-oriented companies.

E-Mail is the primary vehicle by which we communicate with our customers and registered users. We send them periodic newsletters and notify them of private, customer-only offers. Increasingly, we personalize our information and offers to specific subsets of our customers, according to the products they have purchased and the information they have provided in their children's MySmarterKids profiles, further enhancing the value we add and our relationship with them.


OPERATIONS

     J.L. Hammett Co., a national distributor of educational products to schools, is our provider of fulfillment services. Our relationship with J.L. Hammett Co. has provided us with access to industry and supplier relationships, favorable credit and price terms due to their buying power and the ability to scale our warehouse operations as needed. J.L. Hammett Co. provides us with a well-trained staff and warehouse capacity to manage seasonal upturns and unanticipated changes in demand. Our relationship with J.L. Hammett Co. is non-exclusive, expires on January 31, 2002 and may be terminated by J.L. Hammett Co. or us upon six months prior notice.

     We own and select our own inventory, take all orders and manage our customer service. All of our inventory resides at a warehouse owned and maintained by J.L. Hammett Co. and J.L. Hammett Co. picks, packs and ships all orders, and maintains the warehouse management system. In connection with our relationship with J.L. Hammett Co., we issued warrants to purchase 57,000 shares of common stock at a price of $1.33 per share in September 1998, and an additional 108,000 shares of common stock at a price of $1.33 per share in September 1999. Such warrants are immediately exercisable.


CUSTOMER SERVICE

     We seek to provide a customer experience that exceeds customer expectations. Our goals include:

     o    prompt shipping

     o    responding to all e-mail inquiries within the same day

     o    maintaining a return rate of less than 1%

     o    maintaining at least 99% of inventory items in stock at any time

     We maintain a toll-free telephone customer service center staffed with customer service representatives trained to assist customers with product selection, order processing, shipping and billing and any other questions or problems. We train our representatives to be competent and courteous. We give representatives wide discretion to ensure that customers are satisfied with their purchases and their purchasing experience. Our customer service center operates Monday through Saturday from 8:00 a.m. through 12:00 a.m. Eastern Standard Time and on Sunday from 10:00 a.m. through 6:00 p.m. Eastern Standard Time.


TECHNOLOGY

     We have implemented a broad array of scalable systems for website management, search, customer service, electronic transaction management and data interchange, e-mail, order processing, payment processing, office administrative services, and accounting. These systems use a combination of our own and commercially-available technologies. We focus our internal development efforts on creating and improving specialized software that is unique and able to enhance our business. We use a set of applications for:

     o    evaluating and reviewing products for eligibility in our store

     o    accepting and validating customer orders

     o managing customer telephone and e-mail inquiries and requests for service

     o transmitting order and related information among our website, headquarters, and fulfillment locations

     o    profiling customers' order histories and purchasing patterns

     o    conducting and managing customer payment transactions

     o    interacting with our fulfillment company

     We develop or select systems that are based on industry-standard architectures that have been designed to minimize downtime in case of outages or catastrophic occurrences. They provide 24-hours-a-day, 7-days-a-week availability. Our transaction processing methods and databases are designed without arbitrary capacity constraints and are scalable to any volume of demand that we expect to encounter. We have implemented load balancing systems and redundant servers to provide for fault tolerance.

     Since September 1999, our systems infrastructure has been hosted at Exodus Communications in Waltham, Massachusetts. Exodus provides redundant communication lines from multiple providers, 24-hour monitoring and engineering support, its own generators and multiple back-up systems. Exodus also maintains private peering relationships. Private peering refers to a private network that Exodus built with major tier-one Internet providers. Customers who connect through those service providers will be routed faster through the private network and avoid the unpredictable performance of the public Internet.


COMPETITION

Our competitors can be divided into several groups including:

     o    mass market retail chains, such as Kmart, Target and Wal-Mart

     o mass market book sellers, toy stores and computer hardware and software stores, such as Barnes & Noble, Toys "R" Us and CompUSA

     o traditional regional or local bookstores, toy stores and computer and software stores

     o traditional and online specialty educational retailers, such as Learning Express, Noodle Kidoodle and Zany Brainy

     o online book sellers, toy sellers and computer software sellers, such as Amazon.com, eToys, KBkids.com, toysmart.com and Beyond.com

     o    educational catalog distributors, such as Scholastic

We believe that the principal competitive factors in our market are:

     o    brand recognition and trust

     o    ability to attract and retain consumers

     o    breadth of product selection

     o    product pricing

     o    availability of educational and authoritative information

     o    quality and responsiveness of customer service

We believe that we compete favorably on these factors. We expect our brand recognition to increase as a result of current and future strategic relationships and marketing and advertising campaigns. We will also continue to expand our product selection.


INTELLECTUAL PROPERTY RIGHTS

We regard the protection of our intellectual property as critical to our future success and rely on a combination of copyright, trademark, service mark and trade secret laws, license agreements and contractual restrictions to establish and protect our proprietary rights in our website architecture and technology, products, content and services. We have a pending patent application relating to the SmartPicks product selection algorithm we use on our website. We have entered into confidentiality and invention assignment agreements with our employees and contractors in order to limit disclosure of our proprietary information and to protect our ownership interest in our website architecture and technology. We cannot assure you that these contractual arrangements or the other steps taken by us to protect our intellectual property will prove sufficient to prevent misappropriation of our technology or deter independent third-party development of similar technologies.

We conduct business on the Internet using the trademark SmarterKids.com. There are a number of other trademarks and domain names similar to ours. An infringement action could be brought against us at any time by the holders of these marks. There is a substantial risk that the owner of other marks would overcome any defenses that we could raise. If the owner of such marks were to prevail in such an action, we could lose the ability to use the SmarterKids and SmarterKids.com trademark and domain name and could be subject to substantial damages. Such outcomes could adversely affect our business. If we are required to change our company, trademarks or domain name, we could lose customers and brand equity which would have a material adverse effect on our business and financial condition. Although we may attempt to acquire or license the right to use potentially relevant third-party trademarks and domain names, we may not be successful.

We have licensed in the past, and expect that we may license in the future, certain of our intellectual property rights, such as trademarks or copyrighted material, to third parties. While we attempt to ensure that the quality of the SmarterKids.com brand is maintained by such licensees, we cannot assure you that such licensees will not take actions that might materially adversely affect the value of our intellectual property rights or reputation, which could harm our business.


EMPLOYEES

As of December 31, 1999, SmarterKids.com had 109 full-time employees, including 25 in marketing and sales, 26 in customer service, 8 in editorial and education review, 35 in development and 15 in general and administrative. From time to time, we also employ independent contractors to support these operational areas. Our employees are not represented by a union, and we believe our employee relations are good.

ITEM 2.  PROPERTIES

     SmarterKids.com is headquartered in Needham, Massachusetts, where we lease an office with approximately 39,152 square feet under a lease expiring in October 2004. We have additional office space that we sublease with 12,700 square feet in Needham, Massachusetts that expires in October 2000 but has a one-year renewal option. We believe that these facilities are adequate to meet our current requirements and that suitable additional or substitute space will be available as needed. In addition, we anticipate entering into a new lease agreement for warehouse space to support the transition to our own distribution facility by the end of year 2000.

ITEM 3.  LEGAL PROCEEDINGS

     In November 1999, we settled a patent infringement lawsuit brought against us in the United States District Court for the Northern District of Illinois regarding our Smart Picks technology. The lawsuit has been dismissed with prejudice and we have been granted a non-exclusive license to the plaintiff's patent. We are not a party to any other material legal proceedings. We may from time to time become a party to various legal proceedings arising in the ordinary course of our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

SmarterKids.com's common stock is listed and traded on the Nasdaq National Market under the symbol "SKDS." SmarterKids.com commenced its initial public offering of common stock on November 23, 1999 at a price to the public of $14.00 per share. As of December 31, 1999, there were approximately 86 holders of record of SmarterKids.com's common stock.

The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock since SmarterKids.com's initial public offering, as reported by the Nasdaq National Market. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

                                                            High        Low
                                                            ----        ---
Year ended December 31, 1999:
       November 23, 1999 through December 31, 1999.....   $15.3125     $6.5625

     On March 29, 2000, the last reported sale price of the common stock on the Nasdaq National Market was $4.313 per share. As of March 29, 2000, there were approximately 95 holders of record of the common stock.

SmarterKids.com has not paid any cash dividends on our common stock and currently intends to retain any future earnings for use in our business.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 1999, SmarterKids.com issued the following securities that were not registered under the Securities Act of 1933, as amended:

     (a) Issuances of Capital Stock

On July 12, 1999, we issued and sold an aggregate of 4,284,091 shares of Series C preferred stock to ten institutional investors and to five individual investors in a private financing for an aggregate price of $26,856,966 convertible into shares of common stock.

On September 7, 1999, we issued an aggregate of 25,500 shares of our common stock to two related companies in exchange for the transfer of a registered trademark similar to SmarterKids.

On November 15, 1999, we issued 7,500 shares of our common stock to two related companies in exchange for the transfer of a registered trademark similar to SmarterKids.

With the exception of the sales of securities in July 1999, no underwriters were used in the foregoing transactions. All sales of securities described above were made in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering.

     (b) Issuance of Warrants.

On March 8, 1999, we issued warrants to purchase 112,500 shares of common stock at an exercise price of $1.33. The issuance of shares pursuant to this warrant depends on the achievement of specific milestones.

In connection with services performed in our July 1999 private placement, we issued warrants to Thomas Weisel Partners LLC for 113,027 shares of Series C preferred stock at an exercise price of $6.27. These warrants were convertible into warrants to purchase 169,541 shares of common stock and expired immediately prior to the initial public offering. Prior to expiration, warrants were exercised for 93,295 shares on November 22, 1999 in a cashless transaction.

On September 1, 1999, we issued warrants to purchase 15,000 shares of common stock, at an exercise price of $1.33. These warrants were exercised in October 1999.

On September 7, 1999, we issued an additional 108,000 shares of common stock at an exercise price of $1.33 that will expire on September 7, 2004.

     (c) Exercises of Stock Options

From January 1, 1999 to December 31, 1999, we have granted stock options to purchase 1,207,501 shares of common stock with exercise prices ranging from $0.13 to $14.00 per share to employees, directors and consultants pursuant to our 1995 Stock Plan. Of these options, 497,028 have been exercised at a weighted average exercise price of $0.23 as of December 31, 1999.

From January 1, 1999 to December 31, 1999, Smarter Kids.com granted stock options to purchase 994,348 shares of common stock with exercise prices ranging from $11.00 to $14.00 per share to employees, directors and consultants pursuant to our 1999 Stock Option and Incentive Plan. Of these options, none have been exercised as of December 31, 1999.

No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of the exercise of options to purchase common stock, Rule 701 under the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements and related notes. The statement of operations and balance sheet data for all periods presented were derived from our audited financial statements and related notes.

                                                                                   DECEMBER 31,
                                                   ---------------------------------------------------------------------------
                                                       1999            1998            1997            1996            1995
                                                   -----------     -----------     -----------     -----------     -----------
                                                                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net revenues:
    Online retail .............................    $     5,421     $        22     $      --       $      --       $      --
    Proprietary CD-ROM ........................           --             2,278           1,416           1,240             401
                                                   -----------     -----------     -----------     -----------     -----------
        Total net revenues ....................          5,421           2,300           1,416           1,240             401
                                                   -----------     -----------     -----------     -----------     -----------
Cost of revenues:
    Online retail .............................          4,005              20            --              --              --
    Proprietary CD-ROM ........................           --               908             491             407             319
                                                   -----------     -----------     -----------     -----------     -----------
        Total cost of revenues ................          4,005             928             491             407             319
                                                   -----------     -----------     -----------     -----------     -----------
Gross profit ..................................          1,416           1,372             925             833              82
                                                   -----------     -----------     -----------     -----------     -----------
Operating expenses:
    Marketing and sales .......................         28,916           2,678             756           1,033             645
    Development ...............................          1,721           1,378             721             887             631
    General and administrative ................          2,854             490             430             611             277
    Stock compensation ........................          3,405             187              15               2            --
                                                   -----------     -----------     -----------     -----------     -----------
        Total operating expenses ..............         36,896           4,733           1,922           2,533           1,553
                                                   -----------     -----------     -----------     -----------     -----------
Loss from operations ..........................        (35,480)         (3,361)           (997)         (1,700)         (1,471)
Interest and other income (expense), net ......            752              19             (17)             51               1
                                                   -----------     -----------     -----------     -----------     -----------
Net loss ......................................        (34,728)         (3,342)         (1,014)         (1,649)         (1,470)
Accretion on redeemable preferred stock .......           (189)           (254)            (67)           --              --
                                                   -----------     -----------     -----------     -----------     -----------
Net loss attributable to common
  stockholders ................................    $   (34,917)    $    (3,596)    $    (1,081)    $    (1,649)    $    (1,470)
                                                   ===========     ===========     ===========     ===========     ===========
Basic and diluted net loss per common
  share (1) ...................................    $     (9.20)    $     (2.34)    $     (0.72)    $     (1.10)    $     (0.98)
Shares used to compute basic and
  diluted net loss per common share (1) .......      3,795,967       1,533,524       1,502,148       1,500,606       1,500,000


                                                                                   DECEMBER 31,
                                                   ---------------------------------------------------------------------------
                                                       1999            1998            1997            1996            1995
                                                   -----------     -----------     -----------     -----------     -----------
                                                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents .....................    $    55,621     $     4,273     $       293     $       433     $     2,307
Working capital ...............................         60,126           3,066             110             333           1,959
Total assets ..................................         82,335           5,504           1,145           1,470           2,748
Total long-term debt and capital lease
obligations, net of current portion............             34            --                41             104            --
Total redeemable stock ........................           --            10,287           4,011           3,251           3,251
Total stockholders' equity (deficit) ..........         63,634          (7,162)         (3,839)         (2,791)         (1,144)

(1) For an explanation of the computation of net loss per share, see Note 2 in our financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements which involve risks and uncertainties. SmarterKids.com makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 7 under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Item 7, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the accompanying financial statements and related notes included elsewhere in this Annual Report on Form 10-K.


OVERVIEW

SmarterKids.com is an online retailer focused exclusively on children's educational books, toys and games, and software.

From inception through March 1998, our activities consisted primarily of the conception, development, publishing, marketing and sales of our proprietary educational and entertainment CD-ROM software. In March 1998, we began transitioning our business model to online sales of third-party educational products and commenced development of the SmarterKids.com website. In November 1998, we launched our website, discontinued the sale of our proprietary CD-ROM products through traditional retail channels and now offer our proprietary CD-ROM products on a limited basis through our online channel.

Due to the transition of our business model in late 1998, we believe that period-to-period comparisons prior to 1999 are less meaningful than an analysis of quarterly results in 1999. While our online retail revenues have grown rapidly since launching our website, total revenues decreased since the beginning of 1999 due to the curtailment of our proprietary CD-ROM business. Over the same period, marketing and sales expenses increased significantly as a result of our promotional activities. As a result of the ongoing start-up expenses associated with our new business model, we expect to incur significant operating losses for the foreseeable future. We also expect that the rate at which we incur losses will increase significantly from current levels as we continue to incur additional expenses to advertise and promote our website, expand our product offerings and website content, enhance and upgrade our website and other systems, expand our fulfillment capabilities and hire additional personnel.

Prior to November 1998, revenues consisted solely of sales of our proprietary CD-ROM products and were recognized upon shipment, net of return allowances as determined by historical trends of actual returns. Cost of revenues consisted primarily of production and shipping costs. Marketing and sales expenses consisted primarily of promotions and advertising of our products through national computer software retailers. Development costs consisted primarily of compensation for employees developing our proprietary CD-ROM software. General and administrative costs consisted primarily of compensation for employees and professional fees.

Revenues in 1999 consist of online sales of third-party educational products and our proprietary CD-ROM products and charges to customers for shipping. In the year ended December 31, 1999, we derived less than 2% of our revenues from outside of the United States. Revenues are recognized upon shipment to the customer and are net of promotional discounts, coupons and return allowances, which are determined by historical trends of actual returns. Under our new online retail business model, our actual returns and therefore our allowance for returns are lower than the returns from our CD-ROM business which utilized an indirect sales channel. Cost of revenues consists primarily of the cost of products sold to customers and our shipping costs. We anticipate that our gross margins will fluctuate from quarter to quarter depending on consumer preferences for our mix of products. Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment service fees to J.L. Hammett Co., commissions to online marketing companies, and expenses for personnel engaged in marketing, merchandising and customer service activities. Fulfillment fees paid to J.L. Hammett Co. are based on a percentage of the cost to us of our products. This percentage is fixed and does not vary with the prices of our products and, therefore, our net losses will be greater to the extent our sales prices are reduced. Commissions to on line marketing companies are based on a percentage of revenues generated through these relationships. Because we pay commissions to online marketing companies based on a percentage of revenues derived from these relationships, we expect our gross margins, as a percentage of revenues, to decrease if we begin to derive increased revenue from online marketing relationships. Approximately 4% of our revenues in the twelve months ended December 31, 1999 were derived from these relationships. We intend to continue to pursue an aggressive branding and marketing campaign to attract new customers and, therefore, expect marketing and sales expenses to increase significantly, both in absolute dollars and as a percentage of revenues, in future periods. In addition, we expect marketing and sales expenses to increase significantly as we expand fulfillment and customer service capabilities to accommodate anticipated increases in sales volume. Development expenses consist primarily of payroll and related costs for personnel performing website design, development and testing. We believe that continued investment in website development is critical to attaining our strategic objectives and therefore anticipate website development expenses to increase significantly. General and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional service expenses and other general corporate expenses. We expect general and administrative expenses to increase as we expand our staff and incur additional costs related to the growth of our business infrastructure and costs associated with being a public company. In November 1999, we incurred a one-time cost of $861,000 in connection with the settlement and legal expenses of a patent infringement lawsuit, which cost will be included in general and administrative expenses for the quarter ending on December 31, 1999. Interest and other income (expense), net consist primarily of interest expense related to short-term lease obligations and interest earned on the short-term investment of cash.

With respect to our need to attract, retain and motivate qualified employees and certain marketing and service providers, since September 1995, we have provided them with equity-based compensation. Stock compensation expenses represent non-cash charges related to stock options and warrants given to employees and directors, consultants, J.L. Hammett Co. and NCS. For employee and director grants, the compensation charge reflects the difference between the exercise price of the options and the estimated fair value of the underlying common stock on the date of the grant. This compensation charge is deferred initially and amortized to expense over the vesting period of the applicable options. For non-employee grants, the compensation charge reflects the fair value of the options and warrants on the initial measurement date (typically the date of grant for those exercisable immediately or with fixed vesting periods, or the date when vesting becomes fixed for those with variable vesting periods), as well as subsequent remeasurements of such fair value until the options and warrants vest. Accordingly, we cannot currently estimate additional charges related to future remeasurement of unvested non-employee options and warrants. The Company may, in the future grant additional equity-based compensation to non-employees to secure marketing or other service relationships. As of December 31, 1999, $6.3 million of deferred stock compensation remained to be amortized to expense, generally over the next four years, for stock options and warrants granted through December 31, 1999.

The market for children's educational books, toys and games, and software is highly seasonal due to the holiday season. In addition, Internet usage generally declines in the summer. Accordingly, we expect to experience seasonal fluctuations in our revenues. In particular, we expect a disproportionate amount of our revenues to be realized during the fourth quarter of each calendar year.

J.L. Hammett Co. is our provider of fulfillment services. While we select and own our inventory, take all orders and manage our customer service, our inventory is held at a warehouse owned and maintained by J.L. Hammett Co. J.L. Hammett Co. picks, packs and ships all orders, and J.L. Hammett Co. maintains our warehouse management system. Our relationship with J.L. Hammett Co., a national distributor of educational products, provides us with industry and supplier relationships, favorable credit and price terms from vendors, and the ability to scale our warehouse operations. In connection with the establishment of our relationship with J.L. Hammett Co., we issued to it warrants to purchase 57,000 shares of common stock at a price of $1.33 per share in September 1998, and warrants to purchase an additional 108,000 shares of common stock at a price of $1.33 per share in September 1999. Such warrants are immediately exercisable.

In addition, organizations responsible for promulgating accounting standards are reviewing the financial statement classification of, and accounting for, fulfillment and order processing costs and other items by a number of e-commerce companies. Fulfillment costs related to online retail products, include the outsourced cost of operating and staffing, warehousing and distribution centers as well as customer service are included in marketing and sales expenses. The review by these organizations could result in a requirement that we reclassify some or all of these fulfillment costs from marketing and sales expenses to cost of revenues and/or that we capitalize certain of these fulfillment costs in inventory. We currently expense these cost as incurred. If required by the SEC, we will reclassify these expenses. Any such adjustments or reclassifications are not expected to have a significant impact on sales, operating profit or loss, net income or loss, or cash flow, although such adjustments or reclassifications could result in an increase in our cost of revenue as a percentage of net revenue.

RESULTS OF OPERATIONS

     Revenues. Revenues in 1999 consist of online sales of third-party educational products and our proprietary CD-ROM products and charges to customers for shipping. In the year ended December 31, 1999, we derived less than 2% of our revenues from outside of the United States. Revenues are recognized upon shipment to the customer and are net of promotional discounts, coupons and return allowances, which are determined by historical trends of actual returns. Under our new online retail business model, our actual returns and therefore our allowance for returns are lower than the returns from our CD-ROM business which utilized an indirect sales channel. From inception through March 1998, our activities consisted primarily of the conception, development, publishing, marketing and sales of our proprietary educational and entertainment CD-ROM software. In March 1998, we began transitioning our business model to online sales of third-party educational products.

     Revenues were $5.4 million, $2.3 million and $1.4 million in the years ended December 31, 1999, 1998 and 1997, respectively. The increase in revenue in 1999 from 1998 was primarily attributable to the transition of our business model to online sales of third-party educational products and reflected the results of our significant marketing efforts. Repeat sales drove approximately 30% of the sales during the fourth quarter of 1999. The increase in revenue in 1998 from 1997 was primarily attributable to increased sales of CD-ROM products, which was a result of new product offerings and expanded marketing and sales efforts through traditional retail channels.

     Cost of revenues. Cost of revenues consists primarily of the cost of products sold to customers and our shipping costs. The cost of revenues were $4.0 million, $928,000 and $491,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 from 1998 was attributable to the increase in online sales of third-party educational products. The increase in 1998 from 1997 was primarily attributable to additional costs associated with increased sales of CD-ROM products. Our gross margin decreased to 26.1% in 1999 from 59.7% in 1998, from 65.3% in 1997 as a result of the new online retail business model.

     Marketing and sales. Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment service fees to J.L. Hammett Co., commissions to online marketing companies, and expenses for personnel engaged in marketing, merchandising and customer service activities. Marketing and sales expenses were $28.9 million, $2.7 million and $756,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 from 1998 was primarily attributable to the initiation of our advertising campaigns and promotional activities, fees to our fulfillment partner, J.L. Hammett Co., as well as the hiring of 22 employees and related expenses required to implement our new Internet business model. The increase in 1998 from 1997 was primarily attributable to additional costs associated with promotions and advertising for our repositioned proprietary CD-ROM products and the launch of our website in November 1998.

     Development. Development expenses consist primarily of payroll and related costs for personnel performing website design, development and testing. Development expenses were $1.7 million, $1.4 million and $721,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 from 1998 was attributable primarily to the hiring of 17 employees and costs related to enhancing the features, content and functionality of our website. The increase in 1998 from 1997 was primarily attributable to additional costs associated with development of the SmarterKids.com website.

     General and administrative. General and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional service expenses and other general corporate expenses. General and administrative expenses were $2.9 million, $490,000 and $430,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The increase in 1999 from 1998 was attributable primarily to the hiring of 9 employees as we expand our operations and infrastructure to support future growth and transition to being a public company. We incurred a one-time cost of $861,000 in connection with the settlement and related legal expenses in November 1999 of a patent infringement lawsuit, which cost was included in general and administrative expenses in the quarter ending December 31, 1999. The increase in 1999 from 1998 was primarily attributable to increased headcount and related expenses of repositioning of our CD-ROM product line, which began in late 1997.

     Stock compensation. With respect to stock options granted to employees, we recorded deferred stock compensation of $5.7 million and $1.5 million and amortized $2.2 million and $81,000 of stock compensation as an expense in 1999 and 1998, respectively; we recorded deferred stock compensation of $62,000 and amortized $4,000 of stock compensation as an expense in 1997. We recorded additional stock compensation of $1.2 million, $106,000 and $11,000 as an expense in each of the years ended December 31, 1999, 1998 and 1997, respectively, related to options and warrants granted to non-employees.

     Interest and other income (expense), net. Interest and other income (expense), net consists primarily of interest expense related to short-term lease obligations and interest earned on the short-term investments. Interest and other income, net increased to $752,000 in 1999 from $19,000 in 1998. In 1998, interest and other income, net increased from net expense of $17,000 in 1997. Both of the increases were primarily attributable to an increase in interest income from higher balances of invested capital.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has incurred significant losses. The Company has met its cash requirements primarily through the sale of capital stock and the use of capital leases. We have received capital from investors in three private venture capital financings totaling $37.0 million through July 1999. On November 23, 1999, the Company completed an initial public offering of 4,500,000 shares of common stock $0.01 par value per share (5,175,000 shares including 658,500 over-allotment shares and 16,500 shares offered by selling stockholders), resulting in net proceeds to the Company of $65.9 million. The primary purposes of the initial public offering were to increase our capitalization and financial flexibility, create a public market for SmarterKids.com's common stock, and facilitate future access to public markets. SmarterKids.com used $4.3 million of the offering proceeds for working capital and approximately $61.6 million of the offering proceeds remain in cash and short-term investments or were used for the purchase of temporary investments consisting of cash, cash equivalents and short-term investments.

Net cash used in operating activities was $25.0 million, $2.0 million and $947,000 in the years ended December 31, 1999, 1998 and 1997, respectively. The increase in cash used in operating activities from 1998 to 1999 was primarily attributable to increased expenses associated with launching and promoting our new website and retail Internet business. We expect that operating cash requirements will increase and that a significant portion of our cash used in operating activities will be attributable to the investments in inventory and advertising.

Net cash used in investing activities has been primarily for purchases of fixed assets and short-term investments and was $14.9 million and $33,000 in the years ended December 31, 1999 and 1998, respectively. The increase in cash used in investing activities was primarily attributable to increased purchases of equipment and the purchase of short-term investments of $11.7 million. Net cash provided by investing activities was $181,000 in the year ended December 31, 1997. The cash generated from investing activities in 1997 reflected the release of a restricted cash deposit related to a prior lease arrangement.

Net cash provided by financing activities was $91.3 million, $6.0 million and $626,000 in the years ended December 31, 1999, 1998 and 1997, respectively. Net cash provided by financing activities in the year ended December 31, 1999 primarily reflects the net proceeds of $65.9 million from our initial public offering and $25.3 million from the issuance of series C redeemable preferred stock. Net cash provided by financing activities in the year ended December 31, 1998 consisted primarily of net proceeds of $6.1 million from the issuance of series B redeemable preferred stock. In the year ended December 31, 1997, net cash provided by financing activities consisted primarily of proceeds of $710,000 derived from the issuance of series B redeemable preferred stock.

As of December 31, 1999, we had $55.6 million of cash and cash equivalents and $11.7 million of short-term investments. As of that date, our principal commitments consisted of obligations outstanding under capital leases in the amount of $108,000 and accounts payable of $10,996,000. Although we currently have no material commitments for capital expenditures, we anticipate that our business model will require us to commit significant resources to aggressively promote our brand, expand our product and service offerings and enhance our infrastructure.

We currently anticipate that current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months. We anticipate that we are likely to need additional financing to execute our business model after such 12 months, or sooner if we need to respond to business contingencies such as lower-than-anticipated revenues, funding additional advertising expenditures, developing new or enhancing existing content, features or services, enhancing our operating infrastructure, responding to competitive pressures, or acquiring complementary businesses or technologies. We are planning to transition customer order fulfillment to our own distribution facility by the end of the year 2000. In conjunction with this transaction, we anticipate investing capital and infrastructure to support these fulfillment activities at the new distribution facility. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.


RECENT ACCOUNTING PRONOUNCEMENTS

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of the guidance in SAB 101 will be required in our second quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. We do not expect the adoption of SAB 101 to have a material effect on our financial statements, however, the final evaluation of SAB 101 is not yet complete.

          In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. We do not currently intend nor do we intend in the foreseeable future to use derivative instruments, and therefore, do not expect that adoption of SFAS 133 will have any impact on our financial position or results of operations.

YEAR 2000

         Many existing computer programs were designed and developed without addressing the impact of the change in the century. If not corrected, many software applications could fail or create erroneous results by, at or beyond the year 2000. Prior to the end of 1999, we competed a review of the year 2000 compliance of our internally developed applications. Based on our assessment, we believe that our internally developed applications are year 2000 compliant. In addition, we assessed the year 2000 readiness of our third-party supplied software which included software used in our accounting, database and security systems. We implemented corrective actions that we believe have addressed any potential year 2000 problems in these areas. As of March 29, 2000, we have not experienced any year 2000 related problems from our internally developed applications or from our third-party vendors.

FACTORS THAT MAY AFFECT FUTURE RESULTS


OUR BUSINESS IS DIFFICULT TO EVALUATE BECAUSE WE HAVE BEEN OPERATING UNDER OUR NEW BUSINESS MODEL FOR LESS THAN TWO YEARS. OUR MARKET MAY NOT DEVELOP AS ANTICIPATED, AND WE MAY NOT SUCCESSFULLY EXECUTE OUR BUSINESS STRATEGY.

We have a limited operating history upon which you can evaluate our business. We did not launch the SmarterKids.com website and begin selling children's educational products online until November 1998. In addition, most of our management team was hired within the last eighteen months. From inception through March 1998, our activities consisted primarily of the conception, development, publishing, marketing and sales of proprietary educational and entertainment CD-ROM software. In March 1998, we began transitioning our business model to online sales of third-party educational products. In November 1998, we launched our website, ceased the sale of our proprietary CD-ROM products through traditional retail channels and now offer our proprietary CD-ROM products on a limited basis through our online channel.

We cannot be certain that our business strategy will be successful or that we will successfully address these and other challenges, risks and uncertainties.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING DIFFICULT. WE MAY BE UNABLE TO ADJUST OUR SPENDING IN A TIMELY MANNER TO COMPENSATE FOR ANY UNEXPECTED REVENUE SHORTFALL.

As a result of our limited operating history with our current business model introduced in November 1998, it is difficult to accurately forecast future revenues. Also, we have limited meaningful historical financial data upon which to base planned operating expenses. We base our current and future expense levels on our operating plans and estimates of future revenue. Revenue and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive. As a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall, which would result in further substantial losses. We may also be unable to expand our operations in a timely manner to adequately meet customer demand to the extent it exceeds our expectations.

WE HAVE A HISTORY OF LOSSES, AND WE EXPECT TO INCUR SUBSTANTIAL NET LOSSES IN THE FUTURE. IF WE DO NOT ACHIEVE PROFITABILITY, OUR FINANCIAL CONDITION AND OUR STOCK PRICE COULD SUFFER.

Since inception, we have incurred significant losses. As of December 31, 1999, we had an accumulated deficit of $43.2 million. We incurred a net loss of $34.7 million for the year ended December 31, 1999. We expect operating losses and negative cash flow to continue for the foreseeable future.

Our ability to become profitable depends on our ability to generate and sustain substantially higher revenue while maintaining reasonable expense levels. In particular, although we intend to increase significantly our spending on marketing and promotional activities, these efforts may not be effective in converting a large number of customers from traditional shopping methods to online shopping for educational products and services or attracting online customers to our website. In addition, we are obligated to pay commissions, based on a percentage of revenue, to companies with which we have online marketing relationships, and we pay our fulfillment services provider, J.L. Hammett Co., a fee based on a fixed percentage of the costs of our products to us. These costs will increase as our revenues and orders increase. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

WE EXPECT OUR QUARTERLY OPERATING RESULTS TO FLUCTUATE. IF WE FAIL TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF OUR COMMON STOCK WILL DECLINE.

If our quarterly revenue or operating results fall below investor or securities analyst expectations, our stock price could fall substantially. The Company's operating results may fall below investor or analyst expectations irregardless of the Company's success or profitability. Factors that may cause our operating results to fluctuate include:

     o decreases in the number of visitors to our website or our inability to convert visitors on our website to customers

     o the mix of children's educational books, toys and games, and software sold by us

     o    seasonality due to the academic year and holiday season

     o    our inability to manage supplier or distributor relationships

     o    price competition

     o    an increase in the level of product returns

     o    increases in the cost of advertising

     o the amount and timing of operating costs and capital expenditures relating to expansion of our operations

     o unexpected increases in shipping costs and delivery times, particularly during the holiday season

     o    technical difficulties or system interruptions

In addition, general economic conditions and fluctuations in the demand for children's educational product, over which we have no control, may also cause our operating results to fluctuate.

Many of the other risk factors listed in this Form 10K may negatively affect our quarterly operating results and contribute to fluctuations. Our limited operating history makes it difficult to assess the impact of these factors on our operating results. Because of this difficulty in predicting future performance, our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters, which would likely adversely affect the market price of our common stock.

OUR MARKET IS HIGHLY SEASONAL AND MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE FROM QUARTER TO QUARTER. OUR ANNUAL RESULTS ARE HIGHLY DEPENDENT ON THE SUCCESS OF OUR HOLIDAY SELLING SEASON.

The market for children's educational books, toys and games, and software is highly seasonal due to the holiday season. In addition, Internet usage generally declines in the summer. Accordingly, we expect to experience seasonal fluctuations in our revenue. In particular, we expect a disproportionate amount of our revenue to be realized during the fourth quarter of each calendar year. If for any reason our revenue is below expectations during the fourth quarter, our annual operating results would be adversely affected. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment relationships and may cause a shortfall in revenue as compared to expenses in a given period. These seasonal patterns will cause quarterly fluctuations in our operating results and could adversely affect our financial performance.

WE PAY COMMISSIONS TO COMPANIES WITH WHICH WE HAVE ONLINE MARKETING RELATIONSHIPS. OUR PROFITS AS A PERCENTAGE OF REVENUES WILL DECREASE AS THE PROPORTION OF OUR REVENUES FROM THESE ARRANGEMENTS INCREASES.

Our relationships with online companies are intended to drive traffic to our website. Approximately 4% of our revenues in the year ended December 31, 1999 were derived from these relationships. We pay commissions to these companies based on a percentage of the revenues we derive from these relationships. Although these relationships are intended to increase the number of our customers and, therefore, our revenues, as revenues derived from these relationships increases our profit as a percentage of revenues will decrease.

WE FACE SIGNIFICANT INVENTORY RISKS BECAUSE CONSUMER DEMAND CAN CHANGE FOR PRODUCTS THAT WE HAVE IN INVENTORY OR ON ORDER.

The demand for certain products can change what we have in inventory or on order. As a result, we may own inventory that may become obsolete if customer orders do not materialize. This risk may be greatest in the first calendar quarter of each year, after we have significantly increased our inventory levels for the prior holiday season. This risk will increase as we enter into new product categories due to our lack of experience in purchasing products for these categories. In addition, to the extent that demand for our products increases over time, we may be forced to increase inventory levels. Any such increase would subject us to additional inventory risks.

WE ARE DEPENDENT ON J.L. HAMMETT CO., OUR SOLE PROVIDER OF DISTRIBUTION SERVICES. THE INABILITY OF J.L. HAMMETT CO., FOR ANY REASON, TO PERFORM THESE FUNCTIONS COULD LEAD TO INTERRUPTIONS IN OUR OPERATIONS, LOST REVENUES AND INCREASED EXPENSE.

We are highly dependent upon our relationship with J.L. Hammett Co., a national distributor of educational products, which serves as our exclusive provider of products and distribution services. J.L. Hammett Co. works closely with us to determine our projected inventory needs and then orders and maintains the physical inventory of children's educational books, toys and games and software necessary to satisfy customer orders. J.L. Hammett Co. orders and stocks inventory on our behalf, fulfills our customer orders as they are received, and then packs and ships the orders using our packaging materials. J.L. Hammett Co. also handles promotional mailings and product returns as necessary on our behalf. J.L. Hammett Co. is, to a limited extent, a competitor. The termination of our relationship with J.L. Hammett Co. could lead to interruptions in our operations, lost revenues and increased expense necessary to quickly implement an alternative distribution and order fulfillment infrastructure.


OUR BUSINESS RELIES ON OUR ABILITY TO OBTAIN SUFFICIENT QUANTITIES OF QUALITY MERCHANDISE ON ACCEPTABLE COMMERCIAL TERMS.

Vendors may stop selling merchandise to us and we may not be able to secure identical or comparable merchandise from alternative vendors in a timely manner or on acceptable terms. From time to time, we expect to experience difficulty in obtaining sufficient quantities of certain products. If we cannot supply our products to consumers at acceptable prices, we may lose sales and market share as consumers make purchases elsewhere. Further, an increase in supply costs could increase operating losses beyond current expectations.

INTELLECTUAL PROPERTY CLAIMS AGAINST US CAN BE COSTLY AND RESULT IN THE LOSS OF SIGNIFICANT RIGHTS.

We regard trademarks, copyrights, service marks, trade secrets, patents and similar intellectual property as important to our success. We rely on trademark and copyright law, trade secret protection and confidentiality and/or license agreements with our employees, customers and others to protect our proprietary rights.

Other parties may assert infringement or unfair competition claims against us. In the past, other parties have sent us notice of claims of infringement of proprietary rights, including trademarks, copyrights and patents related to our business, and we may receive other notices in the future. If we are forced to defend against any such claims, whether they are with merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel, and product shipment delays. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

In addition, effective trademark, service mark, copyright, trade secret and patent protection may not be available in every country in which we sell our products and services online. Therefore, the steps we take to protect our proprietary rights may be inadequate and our business could be adversely affected.

IF WE ARE UNABLE TO RETAIN OR ACQUIRE THE NECESSARY DOMAIN NAMES, OUR BRAND AND REPUTATION COULD BE DAMAGED AND WE COULD LOSE CUSTOMERS.

We currently hold the Web domain name SmarterKids.com as well as several other variations of this domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. In the United States, the National Science Foundation has appointed Network Solutions, Inc., and recently several others, as the current registrars for the ".com", ".net" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. In addition, other parties hold domain names that are similar to ours. Any confusion of our website with another party's could diminish our brand.

WE MAY FAIL TO COMPETE EFFECTIVELY IN OUR MARKET.

The market for children's educational products online is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal, and current and new competitors can launch new websites at a relatively low cost. In addition, the markets for children's books, toys and games, and software in general, including those for children's educational products, are very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

Our competitors can be divided into several groups, including:

     o    mass market retail chains, such as Kmart, Target and Wal-Mart

     o mass market book sellers, toy stores and computer hardware and software stores, such as Barnes & Noble, Toys "R" Us and CompUSA

     o traditional regional or local bookstores, toy stores and computer and software stores

     o traditional specialty educational retailers, such as Learning Express, Noodle Kidoodle and Zany Brainy

     o online book sellers, toy sellers and computer software sellers, such as Amazon.com, eToys, KBkids.com, toysmart.com and Beyond.com

     o    educational catalog distributors, such as Scholastic

Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Some of our competitors have significantly greater experience in selling children's educational products. Many of these current and potential competitors can devote substantially greater resources to marketing and promotional campaigns and website and systems development than we can. Their financial strength could prevent us from increasing market share. In addition, larger, more well-established and more well-financed entities are acquiring, investing in and forming joint ventures with online competitors and publishers or suppliers of children's educational books, toys and games, and software as the use of the Internet increases. Increased competition may result in reduced operating margins, loss of market share and diminished brand awareness.

IF WE ENTER NEW BUSINESS CATEGORIES AND PURSUE NEW PRODUCT OFFERINGS AND SERVICES THAT DO NOT ACHIEVE MARKET ACCEPTANCE, OUR BRAND AND REPUTATION COULD BE DAMAGED AND WE COULD INCUR ADDITIONAL FINANCIAL LOSSES.

We may choose to expand our operations by expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products, services or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. We may not be successful in our efforts to expand our operations, and potential customers may not react favorably to these efforts. Furthermore, any new product or service category that is launched by us but not favorably received by consumers could damage our brand or reputation. An expansion of our business would also require significant additional expenses, expose us to additional supplier/distributor inventory risk and would strain our management, financial and operational resources. Given our lack of capital resources, any expansion program or new business category that is not successful could strain our financial resources and detract capital from otherwise successful operations.

IF WE ARE UNABLE TO MANAGE OUR GROWTH AND THE RELATED EXPANSION IN OUR OPERATIONS EFFECTIVELY, OUR BUSINESS MAY BE HARMED.

Our ability to successfully offer products and services and implement our business model in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations and have grown our headcount substantially. Excluding part-time employees, we have grown from 15 employees at December 31, 1997, to 109 employees at December 31, 1999. We will need to add additional personnel in the future. We may be unable to hire qualified employees as needed. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, information systems, network and other resources.

WE DEPEND UPON UNITED PARCEL SERVICE TO DELIVER OUR PRODUCTS ON A TIMELY AND CONSISTENT BASIS. A DETERIORATION IN OUR RELATIONSHIP WITH UNITED PARCEL SERVICE COULD DECREASE OUR ABILITY TO TRACK SHIPMENTS, CAUSE SHIPMENT DELAYS, AND INCREASE OUR SHIPPING COSTS AND THE NUMBER OF DAMAGED PRODUCTS.

Our supply and distribution system is dependent upon our relationship with United Parcel Service. If our relationship with United Parcel Service is terminated or impaired or if United Parcel Service is unable to deliver product for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Potential adverse consequences of changing carriers include:

     o    reduced visibility into order status and package tracking

     o    delays in order processing and product delivery

     o    increased cost of delivery, resulting in reduced gross margins

     o reduced shipment quality which may result in damaged products and customer dissatisfaction

IF WE DO NOT SUCCESSFULLY MAINTAIN AND EXPAND OUR WEBSITE AND THE SYSTEMS THAT PROCESS CUSTOMERS' ORDERS, WE COULD LOSE CUSTOMERS AND OUR REVENUES COULD BE REDUCED.

Our success, in particular our ability to successfully receive and fulfill orders and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems and those systems of J.L. Hammett Co. While we select and own our own inventory, take all orders and manage our customer service, all our inventory resides at a warehouse owned and maintained by J.L. Hammett Co. J.L. Hammett Co. picks, packs and ships all orders, and J.L. Hammett Co. maintains our warehouse management system. Our success also depends on our ability to rapidly expand our website, transaction-processing systems and network infrastructure without systems interruptions in order to accommodate significant increases in customer traffic and demand. Many of our software systems are custom-developed, and we rely on our employees and third-party contractors to develop and maintain these systems. If any of these employees or contractors become unavailable to us, we may experience difficulty in improving and maintaining such systems.

In addition, we rely on a third party, Exodus Communications, to host our website and are thus subject to its ability to provide service when and as we require.

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR SERVICES COULD BECOME OBSOLETE AND WE COULD LOSE CUSTOMERS.

To remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

     o both license and internally develop leading technologies useful in our business

     o    enhance our existing services

     o develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers

     o respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

Ongoing development of our website and other proprietary technology entails significant expense and technical risks. We may use new technologies ineffectively or we may fail to adapt our website, transaction-processing systems and network infrastructure to customer requirements or emerging industry standards. If we face material delays in introducing new services, products and enhancements, our customers may forego the use of our services and use those of our competitors.

OUR FACILITIES AND SYSTEMS ARE VULNERABLE TO UNEXPECTED PROBLEMS INCLUDING PROBLEMS RELATING TO SYSTEM EXPANSION ACTIVITIES OR LACK OF SYSTEM CAPACITY. THE OCCURRENCE OF A NATURAL DISASTER OR OTHER UNEXPECTED PROBLEM COULD DAMAGE OUR REPUTATION AND BRAND AND REDUCE OUR REVENUES.

Although we expect to periodically enhance and expand our website, transaction-processing systems and network infrastructure, we may experience interruptions in our systems. We may be unable to project the rate or timing of increases, if any, in the use of our website. This would make it difficult for us to effectively upgrade and expand our transaction-processing systems and to integrate smoothly any newly developed or purchased modules with our existing systems. To the extent we are required to outsource any technological enhancements or become dependent on third party proprietary technology, expanding and upgrading our systems could become more difficult. Due to the seasonal nature of our business, it is particularly important that we are able to expand our website, transaction-processing systems and network infrastructure as necessary in preparation for the holiday season and that we operate during that period without systems interruptions. Our failure to achieve or maintain high capacity data transmission without system downtime, particularly during this period, would adversely affect our business.

Substantially all of our computer and communications hardware systems related to transaction processing and network infrastructure are hosted at a third-party facility owned and operated by Exodus Communications in Waltham, Massachusetts. Our systems and operations, including our fulfillment operation, which is located at a facility owned and operated by J.L. Hammett Co. are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or unanticipated problems at the J.L. Hammett Co. facility or at the Exodus facility could cause interruptions or delays in our business, loss of data or render us unable to accept and fulfill customer orders. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

THE SUCCESS OF OUR BUSINESS DEPENDS ON THE CONTINUING CONTRIBUTION OF OUR KEY PERSONNEL, INCLUDING MR. DAVID A. BLOHM, OUR PRESIDENT AND CHIEF EXECUTIVE OFFICER.

Our future success is dependent on key members of our management team and in particular David A. Blohm, our President and Chief Executive Officer. The competition for qualified personnel in the electronic commerce market is extremely intense, especially in the Northeastern part of the United States. The loss of service of Mr. Blohm or a significant number of our employees could have a material adverse effect on our business. In particular, the loss of several key programmers could inhibit the development and enhancement of our website and could damage customer relations and our brand. Similarly, the loss of several marketing and sales personnel could inhibit our ability to effectively promote our website.

WE MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS.

We face an inherent risk of exposure to product liability claims in the event that the use of the products we sell results in injury. We may not have adequate resources in the event of a successful claim against us. Our general liability insurance may not cover these claims or we may not be indemnified for any or all of the liabilities that may be imposed. We cannot predict whether product liability claims will be brought against us in the future or if the resulting adverse publicity would harm our business.

WE DEPEND ON THE INTERNET AND THE DEVELOPMENT OF THE INTERNET INFRASTRUCTURE.

Our success will depend in large part on continued growth in, and the use of, the Internet for commerce. The electronic commerce market is new and rapidly evolving, and the extent of consumer acceptance is uncertain. The issues concerning the commercial use of the Internet that we expect to affect the development of the market for our services include security, reliability, cost of access, ease of access, ease of use, speed and quality of service.

In addition, popular companies that provide access to Internet transactions through network access or Web browsers, such as America Online, Yahoo, Lycos and Microsoft, could promote our competitors or charge us a substantial fee for connection to our website. Either of these developments could adversely affect our business.

OUR BUSINESS IS SUBJECT TO GOVERNMENT REGULATION OF THE INTERNET AND OTHER LEGAL UNCERTAINTIES WHICH COULD NEGATIVELY IMPACT OUR OPERATIONS.

Law and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The United States Congress recently enacted Internet laws, including laws relating to children's privacy, the transmission of sexually explicit material and taxation of Internet-based enterprises. As directed by Congress in the Children's Online Privacy Protection Act, also known as COPPA, the Federal Trade Commission recently adopted regulations, effective April 21, 2000, prohibiting unfair and deceptive acts and practices in connection with the collection and use of personal information from children under 13 years old on the Internet.

There can be no assurance that we will adopt policies that conform to regulations adopted or policies advocated by the FTC or any other governmental entity. In addition, the FTC has already begun investigations into the privacy practices of companies that collect information on the Internet. One investigation resulted in a consent decree pursuant to which an Internet company agreed to establish programs to implement the principles noted above. We may become subject to a similar investigation, or the FTC's regulatory and enforcement efforts may adversely affect our ability to collect demographic and personal information from users, which could adversely affect our marketing efforts.

In addition, the European Union recently enacted its own privacy regulations. The European Union Directive on the Protection of Personal Data, which became effective in October 1998, fosters electronic commerce by establishing a stable framework to ensure both a high level of protection for private individuals and the free movement of personal data within the European Union. The EU and the U.S. Department of Commerce are currently negotiating an agreement under which the privacy policies of American businesses may be deemed to be adequate under the EU Directive. Until such time as an agreement is reached, the EU has voluntarily agreed to a moratorium on enforcement of the EU Directive against U.S. businesses. Although the Company has received less than 2% of revenues from outside of the United States in the fiscal year ended December 31, 1999, the European legislation and its adoption via any agreement could adversely affect our ability to expand our sales efforts to Europe by limiting how information about us can be sent over the Internet in the EU and limiting our efforts to collect information from European users.

The U.S. Omnibus Appropriations Act of 1998 places a moratorium on taxes levied on Internet access from October 1, 1998 to October 21, 2001. However, states may place taxes on Internet access if taxes had already been generally imposed and actually enforced prior to October 1, 1998. States which can show they enforced Internet access taxes prior to October 1, 1998 and states after October 21, 2001 may be able to levy taxes on Internet access resulting in increased cost to access to the Internet, resulting in a material adverse effect on our business.

The laws governing the use of the Internet, in general, remain largely unsettled, even in areas where there has been some legislative action. It may take years to determine whether and how existing laws such as those governing intellectual property, privacy, libel and taxation apply to the Internet. In addition, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws, both in the United States and abroad. This occurrence may impose additional burdens on companies conducting business online by limiting how information can flow over the Internet and the type of information that can flow over the Internet. The adoption or modification of laws or regulations relating to the Internet could adversely affect our business. Because we receive a significant amount of orders as a result of e-mail advertising, new regulations affecting the use of unsolicited e-mail advertising would impair our marketing efforts.

WE MAY BE LIABLE FOR THE CONTENT WE PROVIDE ON OUR WEBSITE OR WHICH IS ACCESSED FROM OUR WEBSITE.

We believe that our future success will depend in part upon our ability to deliver original and compelling descriptive content about the children's educational books, toys and games, and software that we sell on the Internet. As a publisher of online content, we face potential liability for defamation, negligence, copyright, patent or trademark infringement, or other claims based on the nature and content of materials that we publish or distribute. In the past, plaintiffs have brought such claims and sometimes successfully litigated them against online services. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us. If we face liability, particularly liability that is not covered by our insurance or is in excess of our insurance coverage, then our reputation and our business may suffer.

OUR REVENUES AND REPUTATION WOULD BE ADVERSELY AFFECTED IF OUR SECURITY MEASURES FAIL.

Consumer concerns regarding the security of transactions conducted on the Internet and users' privacy may inhibit the growth of use of the Internet and electronic commerce. To securely transmit confidential information, such as customer credit card numbers, we rely on encryption and authentication technology that we license from third parties. We cannot predict whether we will experience compromises of, or breaches in, the technologies we use to protect customer transaction data.

We may need to expend significant additional capital and other resources to protect against security breaches or alleviate problems caused by any such breaches. We cannot guarantee that security breaches will not occur, and if our security measures fail our business could be harmed. Any penetration of our network security or misappropriation of our users' personal or credit card information could subject us to liability. Claims could also be based on other misuses of personal information, including the use of this information for unauthorized marketing purposes. These claims could result in litigation.

OUR REVENUES AND REPUTATION WOULD BE ADVERSELY AFFECTED IF WE EXPERIENCE SIGNIFICANT CREDIT CARD FRAUD.

Under current credit card practices, merchants are liable for fraudulent credit card transactions where, as is the case with the transactions we process, the merchant does not obtain a cardholder's signature. We may be liable for claims based on unauthorized purchases with credit card information, impersonation or other similar fraud claims. A failure to adequately control fraudulent credit card transactions would harm our business.

PRIVACY CONCERNS AND LEGISLATION MAY LIMIT THE INFORMATION WE CAN GATHER.

When a visitor first arrives at our website, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor's identity is added to the profile, preserving any profile information that was gathered up to that point. We track both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user's behavior on the website. We suggest that parents provide us with an educational profile on their children. This is an important feature of our website. Privacy concerns relating to children are particularly acute. Privacy concerns may cause visitors to resist providing the personal data or avoid websites that track the behavioral information necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. For example, the European

Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit our ability to target advertising or collect and use information in certain European countries. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

Websites typically place "cookies" on a user's hard drive without the user's knowledge or consent. We use cookies for a variety of reasons, including the collection of data derived from the user's Internet activity. Most currently available Web browsers allow users to remove cookies at any time or to prevent cookies from being stored on their hard drives. In addition, some commentators, privacy advocates and governmental bodies have suggested limiting or eliminating the use of cookies. Any reduction or limitation in the use of cookies could limit the effectiveness of our sales and marketing efforts. The FTC and several states have investigated the use by certain Internet companies of personal information. We could incur significant additional expenses if new regulations regarding the use of personal information are introduced or if our privacy practices are investigated.

OUR REVENUES COULD DECREASE IF WE BECAME SUBJECT TO SALES AND OTHER TAXES.

We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Massachusetts. However, one or more local, state, federal or foreign jurisdictions may seek to impose sales tax collection obligations on us. In addition, any new operation in states outside Massachusetts could subject our shipments in such states to state sales taxes under current or future laws. A number of legislative proposals have been made at the federal, state and local level, and by foreign governments, that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium expires, some type of federal and/or state taxes may be imposed upon Internet commerce. The moratorium is presently scheduled to expire on October 20, 2001. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, it could adversely affect our business and results of operations.

SMARTERKIDS.COM'S STOCK PRICE, LIKE THAT OF OTHER RETAIL E-COMMERCE COMPANIES, IS SUBJECT TO SIGNIFICANT VOLATILITY.

Our stock price may be volatile because of factors such as:

     o    Speculation in the press or investment community

     o    Changes in revenue or earnings estimates by the investment community

     o    Announcement of new competitors in a highly competitive marketplace

In addition, Smarterkids.com's stock price may be affected by general market conditions and economic factors unrelated to Smarterkids.com's performance.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following discussion about the Company's market risk includes
"forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. The Company does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk. SmarterKids.com is exposed to market risk from changes in interest rates primarily through its investing activities. In addition, our ability to finance future acquisition transactions may be impacted if we are unable to obtain appropriate financing at acceptable rates. Our investment portfolio consists solely of investments in high-grade, commercial bank money market accounts and certificates of deposit.

Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. The Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

SmarterKids.com's financial statements together with the related notes and the report of PricewaterhouseCoopers LLP, independent accountants, are set forth beginning on page 34 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with SmarterKids.com's independent accountants on accounting or financial disclosure matters during SmarterKids.com's two most recent fiscal years.

                                    PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" to be incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual of stockholders expected to be held in June 2000.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to directors and executive officers of SmarterKids.com is incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual meeting of stockholders expected to be held in June 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of SmarterKids.com's fiscal year ended December 31, 1999.

ITEM 11.  EXECUTIVE COMPENSATION

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual meeting of stockholders expected to be held in June 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of SmarterKids.com's fiscal year ended December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF SMARTERKIDS.COM

Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual meeting of stockholders expected to be held in June 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of SmarterKids.com's fiscal year ended December 31, 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to certain relationships and related transactions is incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual meeting of shareholders expected to be held in June 2000, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of SmarterKids.com's fiscal year ended December 31, 1999.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (A)  THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS FORM 10-K.

          (1)  FINANCIAL STATEMENTS.

               For a list of the financial information included herein, see Index on Page 34.

          (2)  FINANCIAL STATEMENT SCHEDULES:

               Financial Statement Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying financial statements or notes thereto included in Item 8.

          (3)  EXHIBITS.

               See Exhibit Index. The Exhibits listed in the accompanying
               Exhibit Index are filed or incorporated by reference as part of this report.

     (B)  REPORTS ON FORM 8-K.

          None.

     (C)  EXHIBITS.

          SmarterKids.com hereby files as part of this Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Securities and Exchange Commission in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the Web site maintained by the Securities and Exchange Commission at http://www.sec.gov.
                                                ------------------

     (D)  FINANCIAL STATEMENT SCHEDULES.

          SmarterKids.com hereby files as part of this Form 10-K in Item 14(b) attached hereto the financial statement schedules listed in Item 14(a)(2) above, if any.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Needham, Massachusetts on the 30th day of March 2000.

                                           SMARTERKIDS.COM, INC.
                                           (Registrant)


                                           By:      /s/ Robert J. Cahill
                                               --------------------------------
                                                        Robert J. Cahill
                                                     Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)


                        POWER OF ATTORNEY AND SIGNATURES

    We, the undersigned officers and directors of SmarterKids.com, Inc., hereby severally constitute and appoint Robert J. Cahill, our true and lawful attorney, with full power to him singly, to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable SmarterKids.com, Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                       TITLE                         DATE
        ---------                       -----                         ----

/s/ David Blohm               President, Chief Executive         March 30, 2000
--------------------------    Officer and Director
David Blohm                   (principal executive officer)


/s/ Robert J. Cahill          Chief Finance Officer              March 30, 2000
--------------------------    (principal financial and
Robert J. Cahill              accounting officer)


/s/ Jeff Pucci                Co-Founder, Chairman and           March 30, 2000
--------------------------    Director
Jeff Pucci


/s/ Richard D'Amore           Director                           March 30, 2000
--------------------------
Richard D'Amore

        SIGNATURE                       TITLE                         DATE
        ---------                       -----                         ----

/s/ Michael Fitzgerald        Director                           March 30, 2000
--------------------------
Michael Fitzgerald


/s/ Michael Kolowich          Director                           March 30, 2000
--------------------------
Michael Kolowich


/s/ Brian Hickey              Director                           March 30, 2000
--------------------------
Brian Hickey


By: /s/  Robert J. Cahill
    ----------------------
         Robert J. Cahill
         Attorney-in-Fact

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

EXHIBIT NO. EXHIBIT
----------- -------

 3.1(1) Amendment to the Second Amended and Restated Certificate of Incorporation of SmarterKids.com

 3.2(1)     Second Amended and Restated By-laws of SmarterKids.com

 4.4(1)     Specimen certificate for shares of SmarterKids.com's common stock

10.1(1)*    1995 Stock Plan, as amended

10.2(1)*    1999 Stock Option and Incentive Plan

10.3(1)*    1999 Non-Employee Director Stock Option Plan

10.4(1)*    1999 Employee Stock Purchase Plan

10.5(1)* Amended and Restated Investor Rights Agreement dated as of July 12, 1999 by and among SmarterKids.com, Inc., certain stockholders of SmarterKids.com, Inc. and certain senior management of SmarterKids.com, Inc.

10.6(1) Amended and Restated Stockholders Voting Agreement dated as of July 12, 1999 among SmarterKids.com, Inc., certain stockholders of SmarterKids.com, Inc. and certain senior management of SmarterKids.com, Inc.

10.7(1) Lease Agreements dated as of September 1, 1998 and April 16, 1999 between SmarterKids.com, Inc. and McFarland FLP

10.8(1) Lease Agreement dated September 8, 1999 between Smarterkids.com, Inc. and BHX, LLC as Trustee of Crawford Realty Trust

10.9+(1) Business Agreement dated as of March 9, 1999 between National Computer Systems and SmarterKids.com, Inc.

23.1**      Consent of PricewaterhouseCoopers LLP

24.1**      Power of Attorney (Included in signature page)

27.1 Financial Data Schedule (This exhibit has been omitted because the information is shown in the financial statements or notes thereto.)

------------

(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-86787), as amended.

+    Confidential materials omitted and filed separately with the SEC.

* Indicates a management contract or any compensatory plan, contract or arrangement.

**   Filed herewith.

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Report of Independent Accountants.........................................  35


Balance Sheet as of December 31, 1999 and 1998............................  36


Statement of Operations for the years ended
    December 31, 1999, 1998 and 1997.......................................  37


Statement of Stockholders' Equity (Deficit) for the years ended
    December 31, 1999, 1998 and 1997.......................................  38


Statement of Cash Flows for the years ended
    December 31, 1999, 1998 and 1997.......................................  39


Notes to Financial Statements..............................................  40

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SmarterKids.com, Inc.:

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity (deficit), and of cash flows present fairly, in all material respects, the financial position of SmarterKids.com, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP


Boston, Massachusetts
February 15, 2000

                              SMARTERKIDS.COM, INC.

                                  BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            DECEMBER 31,
                                                                                      ------------------------
                                                                                         1999           1998
                                                                                      ---------       --------
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................      $  55,621       $  4,273
     Short-term investments ....................................................         11,735           --
     Accounts receivable, net of allowance for doubtful accounts of $27 at
       December 31, 1999 and 1998 ..............................................            132            915
     Other receivable ..........................................................            486           --
     Inventories ...............................................................          8,902            104
     Other current assets ......................................................          1,917            153
                                                                                      ---------       --------
          Total current assets .................................................         78,793          5,445
Property and equipment, net ....................................................          2,421             44
Intangible assets, net .........................................................            621           --
Restricted cash ................................................................            500           --
Other assets ...................................................................           --               15
                                                                                      ---------       --------
          Total assets .........................................................      $  82,335       $  5,504
                                                                                      =========       ========

                   LIABILITIES, REDEEMABLE PREFERRED STOCK AND
                         STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
     Current portion of capital lease obligations ..............................      $      74       $     41
     Accounts payable ..........................................................         10,996            833
     Accrued expenses ..........................................................          6,699            787
     Deferred revenue ..........................................................            811           --
     Sales returns allowances...................................................             87            718
                                                                                      ---------       --------
          Total current liabilities ............................................         18,667          2,379
Capital lease obligations, net of current portion ..............................             34           --
                                                                                      ---------       --------
          Total liabilities ....................................................         18,701          2,379
                                                                                      ---------       --------

Commitments and contingencies (Note 12) ........................................           --             --

Redeemable preferred stock:
     Series B redeemable convertible preferred stock, $0.01 par value; no shares authorized, issued and outstanding at
       December 31, 1999; 3,518 shares authorized, issued
       and outstanding at December 31, 1998 ....................................           --            7,036
     Series A convertible preferred stock, $0.01 par value; no
       shares authorized, issued and outstanding at December 31,
       1999; 687 shares authorized, issued and outstanding at
       December 31, 1998 .......................................................           --            3,251
                                                                                      ---------       --------
Total redeemable preferred stock ...............................................           --           10,287
                                                                                      ---------       --------

Stockholders' equity (deficit):

     Preferred stock, $0.01 par value; 10,000,000 and no shares authorized; no shares issued or outstanding, at December 31,
       1999 and 1998, respectively..............................................           --             --
     Common stock, $0.01 par value; 90,000,000 and 10,000,000 shares authorized; 20,301,770 and 1,628,510 shares issued and outstanding,
       at December 31, 1999 and 1998, respectively .............................            203             16
     Additional paid-in capital ................................................        112,907          2,530
     Deferred stock compensation ...............................................         (6,286)        (1,435)
     Accumulated deficit .......................................................        (43,190)        (8,273)
                                                                                      ---------       --------
          Total stockholders' equity (deficit) .................................         63,634         (7,162)
                                                                                      ---------       --------
          Total liabilities, redeemable preferred stock and stockholders'
            equity (deficit) ...................................................      $  82,335       $  5,504
                                                                                      =========       ========



   The accompanying notes are an integral part of these financial statements.

                              SMARTERKIDS.COM, INC.

                             STATEMENT OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                           YEAR ENDED DECEMBER 31,
                                               -----------------------------------------------
                                                   1999              1998              1997
                                               -----------       -----------       -----------

Net revenues:
     Online retail ......................      $     5,421       $        22       $      --
     Proprietary CD-ROM .................             --               2,278             1,416
                                               -----------       -----------       -----------
          Total net revenues ............            5,421             2,300             1,416
                                               -----------       -----------       -----------
Cost of revenues:
     Online retail ......................            4,005                20              --
     Proprietary CD-ROM .................             --                 908               491
                                               -----------       -----------       -----------
          Total cost of revenues ........            4,005               928               491
                                               -----------       -----------       -----------
Gross profit ............................            1,416             1,372               925
                                               -----------       -----------       -----------
Operating expenses:
     Marketing and sales ................           28,916             2,678               756
     Development ........................            1,721             1,378               721
     General and administrative .........            2,854               490               430
     Stock compensation .................            3,405               187                15
                                               -----------       -----------       -----------
          Total operating expenses ......           36,896             4,733             1,922
                                               -----------       -----------       -----------
Loss from operations ....................          (35,480)           (3,361)             (997)
Interest income .........................              732                41                 3
Interest expense ........................              (16)              (18)              (15)
Other income (expense), net .............               36                (4)               (5)
                                               -----------       -----------       -----------
Net loss ................................          (34,728)           (3,342)           (1,014)
Accretion of redeemable preferred
   stock ................................             (189)             (254)              (67)
                                               -----------       -----------       -----------
Net loss attributable to common
   stockholders .........................      $   (34,917)      $    (3,596)      $    (1,081)
                                               ===========       ===========       ===========

Basic and diluted net loss per common
   share ................................      $     (9.20)      $     (2.34)      $     (0.72)
Weighted average shares-basic and
   diluted ..............................        3,795,967         1,533,524         1,502,148

   The accompanying notes are an integral part of these financial statements.

                              SMARTERKIDS.COM, INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                     TOTAL
                                                                           ADDITIONAL  DEFERRED                  STOCKHOLDERS'
                                                                            PAID-IN      STOCK       ACCUMULATED    EQUITY
                                                        COMMON STOCK        CAPITAL  COMPENSATION      DEFICIT     (DEFICIT)
                                                        ------------        -------  ------------      -------     ---------
                                                      SHARES     AMOUNT
                                                      ------     ------

Balance at December 31, 1996 ...................     1,501,875    $ 15    $     790     $   --       $  (3,596)    $ (2,791)
   Issuance of common stock pursuant to
     exercise of stock options .................           875     --           --                                      --
   Accretion of redeemable preferred stock
     related to issuance costs .................                                 18                        (67)         (49)
   Issuance of stock options to consultants ....                                 11                                      11
   Deferred stock compensation related to
     employee stock option grants ..............                                 62          (62)                      --
   Amortization of deferred stock compensation .                                               4                          4
   Net loss ....................................                                                        (1,014)      (1,014)
                                                    ----------    ----    ---------     --------     ---------     --------
Balance at December 31, 1997 ...................     1,502,750      15          881          (58)       (4,677)      (3,839)
   Issuance of common stock pursuant to exercise
     of stock options ..........................       125,760       1            9                                      10
   Accretion of redeemable preferred stock
     related to issuance costs .................                                 69                       (254)        (185)
   Issuance of warrants for amendment of debt
     agreement .................................                                  7                                       7
   Issuance and revaluation of stock options and
     warrants to consultants ...................                                106                                     106
   Deferred stock compensation related to
     employee stock option grants ..............                              1,458       (1,458)                      --
   Amortization of deferred stock compensation .                                              81                         81
   Net loss ....................................                                                        (3,342)      (3,342)
                                                    ----------    ----    ---------     --------     ---------     --------
Balance at December 31, 1998 ...................     1,628,510      16        2,530       (1,435)       (8,273)      (7,162)
   Issuance of common stock pursuant to
     exercise of stock options .................       497,028       5          110                                     115
   Issuance of common stock to acquire
     intangible assets .........................        33,000     --           445                                     445
   Issuance of common stock warrants in
     connection with issuance of Series C
     redeemable preferred stock ................                                515                                     515
   Conversion of redeemable preferred stock to
         common stock ..........................    12,732,887     127       35,096                                  35,223
   Accretion of redeemable preferred stock
     related to issuance costs .................                                                          (189)        (189)
   Issuance and revaluation of stock options
     and warrants to consultants ...............                              2,758       (1,550)                     1,208
   Issuance of common stock pursuant to the
     exercise of warrants ......................       251,845       3           63                                      66

   Issuance of common stock in initial
     public offering ...........................     5,158,500      52       65,892                                  65,944
   Deferred stock compensation related to
     employee stock option grants ..............                              5,734       (5,734)                      --
   Cancellation of unvested employee stock
     options ...................................                               (236)         236                       --
   Amortization of deferred stock
     compensation related to
     employee stock options ....................                                           2,197                      2,197
   Net loss ....................................                                                       (34,728)     (34,728)
                                                    ----------    ----    ---------     --------     ---------     --------
Balance at December 31, 1999 ...................    20,301,770    $203    $ 112,907     $ (6,286)    $ (43,190)    $ 63,634
                                                    ==========    ====    =========     ========     =========     ========


   The accompanying notes are an integral part of these financial statements.

                              SMARTERKIDS.COM, INC.

                             STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                1999          1998          1997
                                                                              --------       -------       -------
INCREASE (DECREASE) IN CASH
Cash flows from operating activities:
  Net loss .............................................................      $(34,728)      $(3,342)      $(1,014)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization ......................................           296            66            60
    Compensation expense related to stock option and warrant
      grants ...........................................................         3,405           187            15
    Debt issue costs ...................................................          --               7          --
Changes in assets and liabilities:
        Accounts receivable ............................................           783          (348)          (22)
        Other receivable ...............................................          (486)         --            --
        Inventories ....................................................        (8,798)           50            (1)
        Other assets ...................................................        (1,749)         (114)          (31)
        Accounts payable ...............................................        10,163           521           (16)
        Accrued expenses ...............................................         5,912           482            54
        Deferred revenue ...............................................           811          --            --
        Sales return allowances ........................................          (631)          477             8
                                                                              --------       -------       -------
Net cash used in operating activities ..................................       (25,022)       (2,014)         (947)
                                                                              --------       -------       -------

Cash flows from investing activities:
       Purchase of short-term investments ..............................       (11,735)         --            --
       Purchases of property and equipment .............................        (2,451)          (33)          (18)
       Purchase of intangible assets ...................................          (250)         --            --
       (Deposit) release of restricted cash ............................          (500)         --             199
                                                                              --------       -------       -------
Net cash provided by (used in) investing activities ....................       (14,936)          (33)          181
                                                                              --------       -------       -------

Cash flows from financing activities:
       Net proceeds from issuance of common stock ......................        65,944
       Net proceeds from issuance of Series C redeemable preferred
         stock .........................................................        25,262          --            --
       Net proceeds from issuance of Series B redeemable preferred
         stock .........................................................          --           6,091           710
       Net proceeds from sale-leaseback of property and equipment ......                        --             112
                                                                                                              --
       Repayments of long-term debt and capital lease obligations ......           (81)          (74)         (196)
                                                                                                              --
       Proceeds from exercise of common stock options ..................           115            10          --
       Proceeds from exercise of common stock warrants .................            66          --            --
                                                                              --------       -------       -------
Net cash provided by financing activities ..............................        91,306         6,027           626
                                                                              --------       -------       -------

Net increase (decrease) in cash and cash equivalents ...................        51,348         3,980          (140)
Cash and cash equivalents at beginning of year .........................         4,273           293           433
                                                                              --------       -------       -------
Cash and cash equivalents at end of year ...............................      $ 55,621       $ 4,273       $   293
                                                                              ========       =======       =======
Supplemental disclosure of cash flow information:
   Cash paid during the year for interest ..............................      $     28       $    11       $    15

Supplemental disclosure of noncash investing and financing activities:
   Capital lease obligations incurred for property and
    equipment ..........................................................      $    148       $  --         $   112
   Issuance of warrants to purchase common stock in exchange
    for services related to Series B redeemable preferred
   stock offering ......................................................      $    515       $    69       $    18
   Issuance of common stock in exchange for purchase of
     intangible assets .................................................      $    445       $  --         $  --


   The accompanying notes are an integral part of these financial statements.

                              SMARTERKIDS.COM, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   FORMATION AND OPERATIONS OF THE COMPANY:

     SmarterKids.com, Inc. (the "Company") is an online retailer focused on children's educational books, toys and games, and software. Prior to 1999, the Company was engaged in developing, marketing and selling proprietary educational and entertainment software. The Company primarily sold its products to national distributors and its principal market was the domestic consumer market. In March 1998, the Company commenced development of the SmarterKids.com website. In November 1998, the Company began transitioning its business model to online sales of third-party educational products. In November 1998, the Company launched its website, ceased the sale of proprietary CD-ROM products through traditional retail channels, and now uses its proprietary CD-ROM products on a limited basis for promotional events. The Company was incorporated in Delaware on March 28, 1994 and changed its name to Virtual Knowledge, Inc. effective August 4, 1997. Effective September 1998, the Company changed its name to SmarterKids.com, Inc.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invested its excess cash primarily in money market funds at major financial institutions and fixed income notes secured by U.S. Government-backed securities in 1999 and 1998. These investments are subject to minimal credit and market risks. At December 31, 1999 and 1998, total cash and cash equivalents were $55,621,000 and $4,273,000, respectively. The cash equivalent investments were stated at amortized cost plus accrued interest, which approximates market value.

Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt and capital lease obligations. The carrying amounts of these instruments at December 31, 1999 and 1998 approximate their fair values.

     The Company's short-term investments consist of short-term debt securities, which are classified at the date of purchase as held to maturity. Investments with remaining maturities of less than twelve months from the balance sheet date are classified as short-term. At December 31, 1999, these investments were stated at amortized cost plus accrued interest, which approximates market value.

Inventories

     Inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out basis. All inventory consists of finished goods.

Property and Equipment

     Property and equipment assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three years.

Intangible Assets

     Costs incurred for acquiring trademarks and domain names are capitalized as intangible assets and amortized over their estimated useful lives, generally 2 years, using the straight-line method. Amortization expense related to intangibles assets for the year ended December 31, 1999 was $74,000.

                              SMARTERKIDS.COM, INC.

Long-Lived Assets

     The Company evaluates the recoverability of its property and equipment and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the years ended December 31, 1999, 1998 or 1997.

Concentrations of Credit Risk and Significant Customers

     Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by counter parties and, accordingly, does not require collateral. At December 31, 1999 no customer accounted for more than 10% of total amounts due to the Company. At December 31, 1998, the Company's three largest customers, all of which were distributors of the Company's proprietary CD-ROM products, accounted for 96% of total amounts due to the Company.

     No customers accounted for more than 10% of the Company's total net revenue during in 1999. Sales to two customers accounted for 40% and 35% of the Company's total net revenue in 1998. Sales to four customers accounted for 16%, 14%, 16% and 25% of the Company's total net revenue in 1997.

Concentrations of Vendor and Distributor Risk

     The Company outsources all of its receiving, handling and warehousing of inventory as well as its fulfillment of customer orders to one distributor. Although this creates a concentration in sources of distribution, management believes that other distributors are available to provide similar services on comparable terms. A failure of or a change in the Company's distributor who provides these services could cause a delay in the receiving and movement of inventory, as well as the fulfillment of orders. Such delays could result in the possible loss of sales, which would adversely affect operating results.

     Purchases of inventory from the Company's two largest vendors accounted for approximately 15% and 13% of total inventory purchases in 1999. Although this creates a concentration in sources of supply, management believes that other vendors are available to provide similar products on comparable terms. A failure of or change in the Company's vendor, however, could cause a delay in the fulfillment of orders and a possible loss of sales, which would adversely affect operating results.

Revenue Recognition

     The Company recognizes revenue from product sales, net of any discounts and allowances made for estimated product returns, when the products are shipped to customers, provided that no significant Company obligations remain and collection of the receivable is probable. Outbound shipping and handling charges billed to customers are included in net revenues.

Cost of Revenues

     Cost of revenues consist of the cost of merchandise sold to customers and the Company's shipping costs.

                              SMARTERKIDS.COM, INC.

Marketing and Sales Expenses

     Marketing and sales expenses consist primarily of advertising and promotional expenditures, as well as payroll and related costs for personnel engaged in marketing and sales. Fulfillment costs related to online retail products, including the outsourced cost of operating and staffing warehousing and distribution centers as well as customer service, are also included in marketing and sales expenses. Advertising costs are charged to operations as incurred. Advertising expenses for 1999, 1998 and 1997 were $21,314,000, $1,154,000 and $276,000, respectively.

Stock Compensation

     Stock options issued to employees and members of the Company's Board of Directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations; accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the common stock's fair market value on the date of grant, where the number of options and exercise price are fixed. The difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (Note 9). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

Net loss per common share

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the years ended December 31, 1999, 1998 and 1997 does not include 3,017,400, 2,775,141 and 1,547,351 potential shares of common stock equivalents, respectively, as their inclusion would be antidilutive.

Segment Reporting

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement requires companies to report information about operating segments consistent with management's internal view of the Company. The Company adopted SFAS 131 effective for its fiscal year ended December 31, 1998. The Company operates in a single segment: retail domestic software and other product sales. The Company has no organizational structure dictated by product lines, geography or customer type.

Comprehensive Income

     In June 1997, the FASB issued SFAS No. 130, "Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Adoption of SFAS 130 did not impact the Company's financial statements as the Company had no items of other comprehensive income during the three-year period ended December 31, 1999.

                              SMARTERKIDS.COM, INC.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent liabilities at the period end, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

      In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No.101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The application of the guidance in SAB 101 will be required in the Company's second quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements, however, the final evaluation of SAB 101 is not yet complete.

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged. The Company does not currently intend nor does it intend in the foreseeable future to use derivative instruments and, therefore, does not expect that adoption of SFAS 133 will have any impact on its financial position or results of operations.


3.   ALLOWANCES FOR DOUBTFUL ACCOUNTS AND SALES RETURNS:

     Allowances for doubtful accounts and sales returns consist of the following (in thousands):



                                                            DECEMBER 31
                                                  -----------------------------
                                                   1999        1998        1997
                                                  -----       -----       -----

     Balance at beginning of year.............    $ 745       $ 269       $ 262
     Additions:
        Charged against revenues or expense...      360         601         237
     Deductions:
        Write-offs and returns................     (991)       (125)       (230)
                                                  -----       -----       -----

     Balance at end of year...................    $ 114       $ 745       $ 269
                                                  =====       =====       =====

                              SMARTERKIDS.COM, INC.

4.   PROPERTY AND EQUIPMENT:

     Property and equipment consist of the following (in thousands):

                                                             DECEMBER 31,
                                                          ----------------
                                                           1999      1998
                                                          ------      ----
     Software ......................................      $  377      $ 28
     Furniture and fixtures ........................         207         5
     Computer and office equipment .................       1,774       233
     Leasehold improvements ........................         507       --
                                                          ------      ----
                                                           2,865       266
     Less--Accumulated depreciation and amortization         444       222
                                                          ------      ----
                                                          $2,421      $ 44
                                                          ======      ====

    Furniture and fixtures and computer and office equipment includes $362,000 at December 31, 1999 and $214,000 at December 31, 1998 related to assets held under capital leases. Accumulated depreciation related to assets held under these leases was $265,000 and $214,000 at December 31, 1999 and 1998, respectively. Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was $222,000, $66,000 and $60,000, respectively.


5.   ACCRUED EXPENSES:

     Accrued expenses consist of the following (in thousands):

                                                   DECEMBER 31,
                                                 ----------------
                                                  1999       1998
                                                 ------      ----
     Marketing ............................      $  261      $268
     Commissions ..........................         171        94
     Professional fees ....................         105       172
     Advertising ..........................       5,724       159
     Other ................................         438        94
                                                 ------      ----
                                                 $6,699      $787
                                                 ======      ====


6.   PREFERRED STOCK:

     In October 1995, the Company authorized 10,000 shares of preferred stock and designated 687 preferred shares as Series A convertible preferred stock (the "Series A preferred"). The Company sold 634 shares of Series A preferred to an entity affiliated with a common stockholder and member of the Board of Directors of the Company for net proceeds of $3,000,000. In addition, 53 shares of Series A preferred were issued in connection with the conversion of a $240,000 note payable, plus accrued interest of $11,000, due to the same common stockholder.

     In 1997, the Company designated and sold 380 shares of Series B redeemable convertible preferred stock (the "Series B preferred") for net proceeds of $710,000. Included in this offering, the Company sold 125 shares of the Series B preferred for net proceeds of $234,000 to an entity with which the Company subsequently entered a marketing and licensing agreement. The Company also entered into a stock purchase agreement with this entity allowing for the purchase of preferred stock having a conversion value of 250,000 common shares, at the same terms as the Series B preferred. The option expired unexercised in July 1998. As payment for certain costs associated with the issuance of the Series B preferred, the Company issued warrants to purchase 66,000 shares of common stock (Note 8).

                              SMARTERKIDS.COM, INC.

     In 1998, the Company issued an additional 3,138 shares of the Series B preferred for net proceeds of $6,091,000. As payment for certain costs associated with the issuance of the Series B preferred, the Company issued warrants to purchase 55,050 shares of common stock (Note 8).

     In July 1999, the Company designated and sold 4,284,091 shares of Series C redeemable convertible preferred stock (the "Series C preferred") for net proceeds of $25.3 million. As payment for certain costs associated with the issuance of the Series C preferred, the Company issued warrants to purchase 113,027 shares of the Series C preferred (Note 8). The Series C preferred was recorded upon issuance based on the net proceeds less the $515,000 value of the warrants related to the issuance. The difference between the total net proceeds at issuance and the total redemption value was being charged to accumulated deficit over the period from issuance until redemption first became available.

     In November 1999, each Series A and Series B preferred share automatically converted into 1,500 shares of common stock and each Series C preferred share automatically converted into 1.5 shares of common stock upon the closing of the Company's initial public offering of common stock (Note 7).


7.   COMMON STOCK:

     On September 7, 1999, the Board of Directors authorized a 3-for-2 stock split of the Company's common stock, which was effective upon the filing of the Company's Amended and Restated Certificate of Incorporation in connection with the Company's initial public offering of common stock. As a result, all common stock share data included in the accompanying financial statements and notes were retroactively restated for this split.

     In September 1999, the Company issued 25,500 shares of common stock valued at $340,000 in connection with the acquisition of intangible assets.

     In November 1999, the Company issued 7,500 shares of common stock valued at $105,000 in connection with the acquisition of intangible assets.

      On November 23, 1999, the Company completed its initial public offering of 5,158,500 shares of common stock resulting in net proceeds of $65,944,000. In connection with the closing of the offering, all outstanding convertible preferred stock was converted into an aggregate 12,732,887 shares of common stock. Additionally, all warrants for the purchase of preferred stock were converted into warrants for the purchase of shares of common stock. The redemption rights of the 25,500 shares of redeemable common stock were automatically eliminated upon the Company's initial public offering of common stock.


8.   WARRANTS:

     In 1997 and 1998, in connection with issuance of the Series B preferred (Note 6), the Company issued warrants to purchase a total of 66,000 and 55,050 shares, respectively, of the Company's common stock with an exercise price of $0.13 per share. These warrants were exercisable immediately and expire at the earlier of a change in control of the Company, completion of an initial public offering, or five years from the date of grant. The fair values ascribed to these warrants at the time of issuance were estimated by management to be $18,000 and $69,000 for 1997 and 1998, respectively. The values of these warrants were recorded as an increase to accumulated deficit and an increase to additional paid-in capital. In October 1999, these warrants were exercised for 121,050 shares of common stock at $0.13 per share.

                              SMARTERKIDS.COM, INC.

     In March 1998, in connection with an amended debt agreement, the Company granted warrants to purchase 5 shares of Series B preferred stock with an exercise price of $2,000 per share. These warrants were exercisable immediately and expire in five years. The fair value ascribed to these warrants was $7,000 and was recorded as interest expense in 1998. Upon completion of the Company's initial public offering in November 1999, these warrants converted into warrants to purchase 7,500 shares of common stock at an exercise price of $1.33 per share.

     In September 1998, in connection with a warehousing and fulfillment services agreement, the Company issued warrants to its distribution partner to purchase 57,000 shares of the Company's common stock with an exercise price of $1.33 per share. Of these warrants, 15,000 shares vested immediately. Warrants for an additional 42,000 shares vested in increments of 10,500 every six months, commencing on March 1, 1999. These warrants expire in five years and were remeasured at each reporting period until they vested. The fair value ascribed to these warrants initially was $51,000, which was recorded as compensation expense in 1998. In September 1999, in connection with amending and further formalizing the warehouse and fulfillment services agreement, the Company granted additional warrants to purchase 108,000 shares of the Company's common stock with an exercise price of $1.33 per share. These warrants expire in five years and were exercisable immediately. Also, the previously granted warrants for 57,000 shares were amended to be fully exercisable immediately. Accordingly, the fair market value of these previously unvested warrants was determined final upon the amendment. The fair value of the newly issued warrants was determined final when granted. The final value of all of these warrants was determined to be $1,448,000. As of December 31, 1999, deferred stock compensation related to all of the warrants held by the fulfillment service provider was $1,207,000, which is being amortized to compensation expense over the term of the service agreement as the services are performed. Amortization expense related to these warrants of $241,000 was recorded during the year ended December 31, 1999.

     In December 1998, in connection with a management consulting services agreement, the Company granted warrants to a consultant to purchase 22,500 shares of the Company's common stock with an exercise price of $1.33 per share. These warrants were exercisable immediately and were set to expire at the earlier of a change in control of the Company, completion of an initial public offering, or five years from the date of grant. The fair value ascribed to these warrants at the time of issuance was $22,000 and was recorded as compensation expense in 1998 as this was the period in which the services were provided. In October 1999, these warrants were exercised for 22,500 shares of common stock.

     In March 1999, in connection with a promotional services program, the Company issued warrants to an affiliated party to purchase 112,500 shares of the Company's common stock with an exercise price of $1.33 per share. These warrants vest upon the attainment of certain performance targets and expire in five years. The final value of these warrants will be determined upon the attainment of these performance targets based on their then-current fair value. As of December 31, 1999, the fair value of this grant was $741,000. Related compensation expense of $520,000 was recorded in the year ended December 31, 1999. The remaining deferred stock compensation is to be recognized over the period that the services are provided.

     In July 1999, in connection with the issuance of the Series C redeemable convertible preferred stock (Note 7), the Company issued warrants to purchase 113,027 shares of the Company's Series C preferred stock at an exercise price of $6.27 per share. These warrants were convertible into warrants to purchase shares of the Company's common stock based on an exchange ratio of 1.5 shares of common stock for each share of Series C preferred. These warrants were exercisable immediately and were set to expire at the earlier of a change in control of the Company, completion of an initial public offering, or four years from the date of grant. The value ascribed to these warrants was $515,000, based on the fair value on the date of issuance. The value ascribed to these warrants was recorded as a discount to the Series C preferred stock upon issuance. The discount was being accreted to the Series C preferred stock balance over the period from the date of issuance through the expected mandatory redemption date until the conversion of the preferred stock into common stock at the initial public offering date. On November 22, 1999, a portion of these warrants were exercised for 93,295 shares of common stock. Consideration for the exercise price of these warrants was not cash, but the forfeiture of the warrants for the remaining 76,246 shares, which had an aggregate value on the exercise date equal to the exercise price for the warrants.

                              SMARTERKIDS.COM, INC.

     In September 1999, in connection with a management consulting services agreement, the Company granted warrants to a consultant to purchase 15,000 shares of the Company's common stock with an exercise price of $1.33 per share. These warrants were exercisable immediately and expire at the earlier of a change in control of the Company, completion of an initial public offering, or five years from the date of grant. The fair value ascribed to these warrants at the time of issuance was $213,000 and was recorded as compensation expense during 1999, the period in which the services were provided. In October 1999, these warrants were exercised for 15,000 shares of common stock.

     A summary of the status of stock warrants for the three years ended December 31, 1999 is presented below:

                                                          NUMBER OF    WEIGHTED-
                                                          SHARES OF     AVERAGE
                                                            COMMON     EXERCISE
                                                            STOCK        PRICE
                                                            -----      ---------
     Outstanding--December 31, 1996 ....................      --       $   --
          Granted (weighted average fair value of $0.28)    66,000        0.13
          Exercised ....................................      --           --
          Forfeited ....................................      --
                                                           -------
     Outstanding--December 31, 1997 ....................    66,000        0.13
          Granted (weighted average fair value of $0.97)   142,050        0.87
          Exercised ....................................      --           --
          Forfeited ....................................      --
                                                           -------
     Outstanding--December 31, 1998 ....................   208,050        0.64
          Granted (weighted average fair value of $3.14)   405,041        2.52
          Exercised ....................................  (251,845)       1.81
          Forfeited ....................................   (76,246)       4.18
                                                           -------
     Outstanding--December 31, 1999 ....................   285,000        1.33
                                                           =======

     The fair value of each warrant during 1999, 1998 and 1997 was estimated on the applicable measurement dates using the Black-Scholes option pricing model with the following assumptions:


                                  1999         1998         1997
                                 ------       ------       ------
     Dividend yield .......       0.0%         0.0%         0.0%
     Expected volatility ..      90.0%        90.0%        90.0%
         Risk-free interest
           rate ...........       5.4%         5.0%         6.1%
         Expected life
           (years) ........      4 to 5         5            5


9.   STOCK OPTION PLAN:

     In 1995, the Company adopted the 1995 Stock Plan (the "Plan"). The Plan provides for issuance of incentive stock options to employees of the Company and nonqualified stock options, awards of stock, and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The total number of shares of common stock that may be issued under the Plan is 3,822,000. For holders of 10% or more of the Company's outstanding common stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of grant, and the option term may not exceed five years. The option term for nonqualified stock options may not exceed ten years from the date of grant. During the years ended December 31, 1999 and 1998, 1,207,501 and 1,238,251options were granted under the 1995 Plan, respectively.

                              SMARTERKIDS.COM, INC.

1999 Stock Option and Incentive Plan

     In September 1999, the Board of Directors voted to terminate the 1995 Stock Option Plan effective on November 23, 1999, the date of the consummation of the Company's initial public offering and approved the adoption of the 1999 Stock Option and Incentive Plan (the "1999 Plan"). The 1999 Plan provides for the grant of stock-based awards to employees, officers and directors, and consultants or advisors, including incentive stock options and non-qualified stock options and other equity-based awards. A total of 2,000,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 1999 Plan. As of December 31, 1999, 994,348 options were granted under the 1999 Plan.

1999 Non-Employee Director Stock Option Plan

     The 1999 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by stockholders in September 1999 and became effective on November 23, 1999. The Director Plan provides for the grant of options to purchase a maximum of 200,000 shares of common stock of the Company to non-employee directors of the Company. A committee appointed by the Board of Directors will administer the Director Plan. Under the Director Plan, each director who is not an employee or officer of the Company and who was not a director at the time of the Company's initial public offering will be automatically granted on the date such person is first elected to the Board of Directors an option to purchase 45,000 shares of common stock. Each time a non-employee director is re-elected to the Board, such non-employee director will automatically receive an option to purchase 2,000 shares of common stock. Provided that the director continues to serve as a member of the Board of Directors, one-third of the shares included in each grant will become exercisable on each of the first, second and third anniversaries of the date of grant. All options granted under the Director Plan will have an exercise price equal to the fair market value of the common stock on the date of grant. As of December 31, 1999, no options have been granted under the Director Plan.

1999 Employee Stock Purchase Plan

     The 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Board of Directors and approved by stockholders in September 1999, and became effective upon completion of the Company's initial public offering in November 1999. The Stock Purchase Plan provides for the issuance of a maximum of 400,000 shares of common stock. The Board of Directors and the Compensation Committee administer the Stock Purchase Plan. All employees whose customary employment is for more than 20 hours per week and for more than three months in any calendar year and who have completed more than 1 day of employment on or before the first day of any six-month payment period are eligible to participate in the Stock Purchase Plan. Outside directors and employees who would own 5% or more of the total combined voting power or value of the Company's common stock immediately after the grant may not participate in the Stock Purchase Plan. As of December 31, 1999, no shares have been issued under the Stock Purchase Plan.

     The Company recorded deferred stock compensation of $5,734,000, $1,458,000 and $62,000 in 1999, 1998 and 1997, respectively, related to employee stock option grants. The Company recognized $2,197,000, $81,000 and $4,000 in non-cash stock compensation expense related to amortization of deferred stock compensation on employee stock option grants during 1999, 1998 and 1997, respectively.

     During 1999, 1998 and 1997, the Company granted nonqualified stock options under the Plan to non-employees, for services performed, to purchase 44,250, 5,250 and 30,000 shares of common stock, respectively. Accordingly, the Company recorded stock compensation expense of $234,000, $33,000 and $11,000 in 1999, 1998 1997, respectively. Such amounts were determined under the Black-Scholes model based on the fair value of the options granted, including adjustments for revaluation at each period-end for unvested options.

A summary of the activity under the Company's Plan for the three years ended December 31, 1999 is presented below:

                                                                       WEIGHTED-
                                                               NUMBER   AVERAGE
                                                                 OF    EXERCISE
                                                              SHARES     PRICE
                                                          ----------   --------
     Outstanding--December 31, 1996 ....................   1,223,100     $0.37
          Granted (weighted average fair value of $0.15)     562,500      0.13
          Exercised ....................................        (875)     0.10
          Forfeited ....................................    (303,375)     1.35
                                                          ----------
     Outstanding--December 31, 1997 ....................   1,481,350      0.07
          Granted (weighted average fair value of $1.22)   1,238,251      0.14
          Exercised ....................................    (125,760)     0.08
          Forfeited ....................................     (26,750)     0.13
                                                          ----------
     Outstanding--December 31, 1998 ....................   2,567,091      0.07
          Granted (weighted average fair value of $7.96)   2,201,849      7.72
          Exercised ....................................    (497,028)     0.23
          Forfeited ....................................     (97,713)     0.85
                                                          ----------
     Outstanding--December 31, 1999 ....................   4,174,199      4.09
                                                          ==========

     At December 31, 1999, 1998, and 1997, the Company maintained options available for future grants of 1,082,263, 1,126,400, and 87,900, respectively.

                              SMARTERKIDS.COM, INC.

     The following table summarizes information about stock options outstanding at December 31, 1999:

                                     WEIGHTED-
                                      AVERAGE
                                     REMAINING                                   WEIGHTED-
                                    CONTRACTUAL    WEIGHTED-        NUMBER       AVERAGE
            EXERCISE        NUMBER      LIFE        AVERAGE       OF SHARES  EXERCISE PRICE FOR
              PRICE       OF SHARES   (YEARS)    EXERCISE PRICE  EXERCISABLE EXERCISABLE OPTIONS
              -----       ---------   -------    --------------  ----------- -------------------
               $0.02        315,000     5.7          $ 0.02          315,000      $ 0.02
           0.06-0.13      1,744,500     8.4            0.13        1,228,470        0.13
           0.15-0.33        546,000     8.8            0.15          546,000        0.15
           1.33-4.18        126,900     9.6            3.25               --          --
         11.00-14.00      1,441,799     9.8           11.34               --          --
                          ---------                                ---------
                          4,174,199                                2,089,470
                          =========                                =========

     At December 31, 1998 and 1997, of the options outstanding, 988,515 and 771,606, respectively, were exercisable.

     The fair value of each option grant during 1999, 1998 and 1997 is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                             1999       1998       1997
                                            ------     ------     ------
     Dividend yield ...................       0.0%       0.0%       0.0%
     Expected volatility ..............      90.0%       0.0%       0.0%
         Risk-free interest rate ......       5.4%       5.0%       6.1%
         Expected life (years) ........       5          5          5

     In March 1997, the Company's Board of Directors determined that because certain options held by an employee of the Company had an exercise price significantly higher than the fair value of the Company's common stock, such options were not providing the incentive intended. Accordingly, options to purchase 201,000 shares of common stock with an exercise price of $2.00 per share were cancelled and reissued at a price of $0.13 per share. The exercise price of the reissued options equaled the fair market value of the Company's common stock on the date of repricing.

     Stock compensation expense has been recognized for options granted to employees pursuant to APB 25. Had stock compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company's net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results for 1999, 1998 and 1997 are not representative of pro forma results for future years.



                                                  YEAR ENDED DECEMBER 31,
                                          --------------------------------------
                                              1999          1998         1997
                                          ----------     ---------     ---------
     Net loss attributable to
       common stockholders
     (in thousands):
          As reported .................    $(34,917)      $(3,596)    $(1,081)
          Pro forma ...................     (36,639)       (3,621)     (1,086)
     Net loss per common share:
          As reported .................    $  (9.20)      $ (2.34)    $ (0.72)
          Pro forma ...................       (9.65)        (2.63)      (0.72)

                              SMARTERKIDS.COM, INC.

10.  INCOME TAXES:

     Deferred tax assets consist of the following (in thousands):

                                                           DECEMBER 31,
                                                      --------------------
                                                        1999        1998
                                                      --------     -------
     Net operating loss carryforwards ............    $ 15,322     $ 2,261
     Research and development credit carryforwards         136          90
     Stock compensation expense ..................         495          81
     Other .......................................          64         404
                                                      --------     -------

        Deferred tax assets ......................      16,017       2,836
     Deferred tax asset valuation allowance ......     (16,017)     (2,836)
                                                      --------     -------
         Net deferred tax assets .................    $   --       $  --
                                                      ========     =======


     At December 31, 1999, available net operating loss carryforwards for federal and state tax purposes were approximately $38,000,000, which expire through 2019. At December 31, 1999, the Company has research and development tax credit carryforwards of approximately $99,000 and $37,000 available to reduce future federal and state tax liabilities, respectively, which expire through 2019.

     Under the provisions of the Internal Revenue Code, certain substantial changes in the Company's ownership could result in an annual limitation of the amount of net operating loss carryforwards and research and development credit carryforwards which can be utilized in future years.

     Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily due to the following (in thousands):


                                                    YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999        1998       1997
                                                 --------     -------     -----
     Income tax expense (benefit) at US federal
        statutory tax rate ....................  $(11,807)    $(1,136)    $(345)
     State income taxes, net of federal tax
        effect ................................    (2,050)       (221)      (59)
     Permanent items ..........................       751           1         1
     Other ....................................        75         (24)       13
     Change in deferred tax asset valuation
        allowance .............................    13,031       1,380       390
                                                 --------     -------     -----
     Provision for income taxes ...............  $   --       $  --       $--
                                                 ========     =======     =====


11.   DEFINED CONTRIBUTION PLAN:

     In January 1996, the Company adopted a defined contribution plan under
Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, employees may contribute the lower of up to 15% of their salaries or a dollar amount prescribed by the Internal Revenue Code. The Board of Directors may elect to make a discretionary contribution to the plan. The Company made no contributions during the years ended December 31, 1999, 1998 and 1997.

                              SMARTERKIDS.COM, INC.

12.   COMMITMENTS AND CONTINGENCIES:

Leases

     The Company leases its facilities and certain computer equipment under noncancelable operating leases. Rental expense under operating leases for the years ended December 31, 1999, 1998 and 1997 was $499,000, $121,000 and
$101,000, respectively. In April 1997, the Company entered into an agreement for the sale and capital leaseback of substantially all of the Company's fixed assets. Proceeds from the sale were $112,000 and the sale did not result in a gain or loss. During 1999, the Company entered into capital leases for the acquisition of certain assets.

     Future minimum lease obligations as of December 31, 1999 are as follows (in thousands):

                                            OPERATING  CAPITAL
                                              LEASES   LEASES
                                              ------   ------
     Year Ending December 31,
          2000...........................      $1,498   $ 87
          2001...........................       1,171     36
          2002...........................       1,111     --
          2003 ..........................       1,017     --
          2004 ..........................         848     --
     Total minimum lease payments........     $ 5,645    123
                                              =======
     Less--amount representing interest...                15
                                                       -----
     Total                                             $ 108
                                                       =====


Restricted Time Deposit

     In connection with a facility lease entered into in 1999, the Company is required to maintain, on behalf of the landlord, a certificate of deposit in the amount of $500,000, which is restricted as to its use.

License Agreements

     The Company has entered into agreements with various third parties whereby the Company is obligated to pay a royalty ranging from 3% to 11% of the revenues on certain of its software products. Royalty expenses in the years ended December 31, 1999, 1998 and 1997 were not significant.

Legal Matters

     On July 15, 1999, a patent infringement suit was filed against the Company. Specifically, the suit alleged that the SmartPicks technology developed by the Company in connection with its web-based product line infringes on a patent held by the plaintiff. This patent purports to disclose and claim a computer system for matching appropriate educational products with a child's developmental profile comprising so-called "static and dynamic data." In November 1999, the Company settled the patent infringement lawsuit, and the lawsuit was dismissed. The settlement agreement granted the Company a non-exclusive license to the plaintiff's patent. Through December 31, 1999, the Company incurred legal expenses and settlement costs of $861,000 pursuant to the above referenced patent litigation. These expenses have been included in general and administrative expenses in the Company's statement of operations for the year ended December 31, 1999.

     The Company is party from time to time to certain other litigation matters and claims which are normal in the course of its operations and, while the results of litigation and claims cannot be predicted with certainty, management believes that the final outcome of such matters will not have a materially adverse effect on the Company's financial position or results from operations.