Form 10-Q
period 2000-03-31
SMARTERKIDS COM INC
filed 2000-05-15
CIK 1091893

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                _______________

                                   Form 10-Q
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For The Fiscal Quarter Ended March 31, 2000

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

                         Common Stock, $.01 par value

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]     No  [_]


  The number of shares outstanding of the registrant's $.01 par value Common Stock as of May 12, 2000 was 20,473,012.

                             SMARTERKIDS.COM, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                         QUARTER ENDED MARCH 31, 2000

 PART I: FINANCIAL INFORMATION.........................................................   3

  ITEM 1. BALANCE SHEET-March 31, 2000 and December 31, 1999...........................   3

          STATEMENT OF OPERATIONS-Three months ended March 31, 2000 and
          March 31, 1999...............................................................   4

          STATEMENT OF CASH FLOWS-Three months ended March 31, 2000 and
          March 31, 1999...............................................................   5

          NOTES TO FINANCIAL STATEMENTS................................................ 6-7

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS................................8-11

          CAUTIONARY STATEMENTS........................................................  11

  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................  21


 PART II: OTHER INFORMATION............................................................

  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................................  21

  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................  21

          Exhibit 10.1  Loan and Security Agreement by and between SmarterKids.com and
                        Silicon Valley Bank
          Exhibit 27.1  Financial Data Schedule

  SIGNATURES...........................................................................  23

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             SMARTERKIDS.COM, INC.

                                 BALANCE SHEET
                       (In thousands, except share data)

                                  (Unaudited)

                                                                                                March 31,    December 31,
                                                                                                  2000           1999
                                                                                                  ----           ----
                                    ASSETS
Current assets:
  Cash and cash equivalents............................................................        $   16,984    $    55,621
  Short-term investments...............................................................            33,437         11,735
  Accounts receivable, net of allowance for doubtful accounts of $27 at
    March 31, 2000 and December 31, 1999...............................................                40            132
  Inventories..........................................................................             7,237          8,902
  Other current assets.................................................................             2,727          2,403
                                                                                               ----------    -----------
      Total current assets..............................................................           60,425         78,793
                                                                                               ----------    -----------
Property and equipment, net.............................................................            3,887          2,421
Intangible assets, net..................................................................              534            621
Restricted cash.........................................................................              500            500
                                                                                               ----------    -----------
      Total assets......................................................................       $   65,346    $    82,335
                                                                                               ==========    ===========

                                LIABILITIES AND
                             STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of capital lease obligations..........................................       $      108    $        74
  Accounts payable......................................................................            3,599         10,996
  Accrued expenses......................................................................            4,128          6,699
  Deferred revenue......................................................................              780            811
  Other current liabilities.............................................................              402             87
                                                                                               ----------    -----------
      Total current liabilities.........................................................            9,017         18,667
                                                                                               ----------    -----------
Capital lease obligations and borrowings under line of credit...........................              837             34
                                                                                               ----------    -----------
      Total liabilities.................................................................            9,854         18,701
                                                                                               ----------    -----------

Commitments and contingencies (Note 4)                                                                 --             --

Stockholders' equity:
  Common stock, $0.01 par value; 90,000,000 shares authorized;
    20,473,012 and 20,301,770 shares issued and outstanding at March 31, 2000 and
    December 31, 1999, respectively.......................................................            204            203
  Additional paid-in capital..............................................................        112,218        112,907
  Deferred stock compensation.............................................................         (5,609)        (6,286)
  Accumulated deficit.....................................................................        (51,321)       (43,190)
                                                                                               ----------    -----------
      Total stockholders' equity..........................................................         55,492         63,634
                                                                                               ----------    -----------
      Total liabilities and stockholders' equity..........................................     $   65,346    $    82,335
                                                                                               ==========    ===========

  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.

                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                  --------------------------------
                                                      2000                 1999
                                                  -----------           ----------
Net revenues...................................   $     1,469           $       94

Cost of revenues...............................         1,101                   69
                                                  -----------           ----------
Gross profit...................................           368                   25
                                                  -----------           ----------
Operating expenses:
  Marketing and sales..........................         7,300                2,023
  Development..................................           943                  367
  General and administrative...................           906                  155
  Stock compensation...........................           178                  384
                                                  -----------           ----------
     Total operating expenses..................         9,327                2,929
                                                  -----------           ----------
Loss from operations...........................        (8,959)              (2,904)
Other income, net..............................           828                   24
                                                  -----------           ----------
Net loss.......................................   $    (8,131)          $   (2,880)
                                                  ===========           ==========

Basic and diluted net loss per common
 share.........................................   $      (.40)          $    (1.77)
Weighted average shares outstanding-basic
 and diluted...................................        20,308                1,631


  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.

                            STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                           -------------------------------
                                                                               2000               1999
                                                                           ------------       ------------
Cash flows from operating activities:
  Net loss.............................................................    $     (8,131)      $     (2,880)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization......................................             365                  7
    Stock compensation expense.........................................             178                384
    Changes in assets and liabilities:
        Accounts receivable............................................              92                176
        Inventories....................................................           1,665                  8
        Other assets...................................................            (324)               (72)
        Accounts payable...............................................          (7,397)               379
        Accrued expenses...............................................          (2,571)               471
        Deferred revenue...............................................             (31)                --
        Sales return allowances........................................             (15)                10
                                                                           ------------       ------------
Net cash used in operating activities..................................         (16,169)            (1,517)
                                                                           ------------       ------------

Cash flows from investing activities:
       Purchase of short-term investments..............................         (21,702)                --
       Purchases of property and equipment.............................          (1,742)               (15)
                                                                           ------------       ------------
Net cash used in investing activities..................................         (23,444)               (15)
                                                                           ------------       ------------

Cash flows from financing activities:
       Proceeds from long-term borrowings..............................           1,267                 --
       Repayments of long-term borrowings..............................            (100)                --
       Proceeds from exercise of common stock options..................              13                 --
       Increase from estimated IPO Costs...............................            (204)                --
       Costs of issuance of Series B redeemable preferred stock........              --                (11)
                                                                           ------------       ------------
Net cash provided by (used in) financing activities....................             976                (11)
                                                                           ------------       ------------

Net (decrease) in cash and cash equivalents............................         (38,637)            (1,543)
Cash and cash equivalents at beginning of period.......................          55,621              4,273
                                                                           ------------       ------------
Cash and cash equivalents at end of period.............................    $     16,984       $      2,730
                                                                           ============       ============

  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation:

     The interim financial statements as of and for the three months ended March 31, 2000 and 1999 have been prepared by SmarterKids.com, Inc. ("SmarterKids.com" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the balance sheet and the statement of operations and cash flows for the periods presented. Operating results for the three months ended March 31, 2000 may not be indicative of the results for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Marketing and Sales Expenses

     Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment service fees to J.L. Hammett Co., commissions to online marketing companies, and expenses for personnel engaged in marketing, merchandising and customer service activities. Fulfillment costs related to online retail products, including the outsourced cost of operating and staffing warehousing and distribution centers, as well as customer service, are also included in marketing and sales expenses. Advertising costs are charged to operations as incurred. Advertising expenses were $3,849,000 and $1,361,000 for the three-month periods ended March 31, 2000 and 1999, respectively.

Recent Accounting Pronouncements

     In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is currently assessing the impact of FIN 44 on the Company's financial position or results of operations.

     In December 1999, the SEC staff released SAB No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Subsequently, SAB101A has been released which directs the application of the guidance in SAB 101 to be required in the Company's second quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. The Company does not expect the adoption of SAB 101 to have a material effect on our financial statements; however, the final evaluation of SAB 101 is not yet complete.

                             SMARTERKIDS.COM, INC.

2.   Property and Equipment:

     Property and equipment consist of the following (in thousands):

                                                                      March 31,         December 31,
                                                                      ---------         ------------
                                                                         2000               1999
                                                                         ----               ----
          Software...............................................   $        449        $        377
          Furniture and fixtures.................................            221                 207
          Computer and office equipment..........................          2,191               1,774
          Leasehold improvements.................................            525                 507
          Construction in progress...............................          1,221                   0
                                                                    ------------        ------------
                                                                           4,607               2,865
          Less--Accumulated depreciation and amortization........            720                 444
                                                                    ------------        ------------
                                                                    $      3,887        $      2,421
                                                                    ============        ============

     During April 2000, the Company entered into a lease agreement for a new distribution facility. Capital costs incurred during the quarter ended March 31, 2000 relate primarily to equipment to be used in this facility. As of March 31, 2000, there was $1,221,000 of such costs held in construction in progress. Accordingly, these assets will be depreciated once the warehouse begins operations. The five-year lease requires minimum annual payments of approximately $900,000.

3.   Equipment Line of Credit:

     During the quarter ended March 31, 2000, the Company first utilized its $1.5 million three-year equipment line of credit facility. Equipment collateralized under this agreement approximates $1,267,000 at March 31, 2000. The interest on the credit facility is equal to the rate on the three-year U.S. Treasury Note plus 3.5%. In accordance with the agreement, the balance under the line of credit was converted to a 36 month term loan in February 2000. Accordingly, the Company is making payments of principal and interest of approximately $39,000 per month over the term of the loan.
4. Commitments and Contingencies:

Restricted Time Deposit

     In connection with a facility lease entered into in 1999, the Company is required to maintain, on behalf of the landlord, a certificate of deposit in the amount of $500,000, which is restricted as to its use. In connection with the warehouse facility lease entered into in the second quarter of 2000, the Company will be required to maintain, on behalf of the landlord, a certificate of deposit in the amount of $850,000, which will be restricted as to its use. This certificate of deposit will be reduced to $500,000 on June 30, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS'

Overview

SmarterKids.com is a leading online educational store, dedicated to helping parents help their children learn, develop, and grow. The site offers the Internet's most personalized shopping experience, linking teacher-reviewed toys, games, books, software, and hands-on activities through SmarterKids.com's proprietary evaluation and recommendation process. The Company serves as a resource for parents, offering specialty centers, the Grade Expectations! guide to education standards, and thousands of educational products, including both well-known brands and hard-to-find quality offerings for children ages toddler through 15.


Recent Events

The Company's recent initiatives include:

Grade Expectations: The first online academic standards tool. This innovative feature explains the grade and subject specific milestones and objectives that guide school curriculum design. This tool helps parents match educational products with their child's classroom curriculum based on national academic standards. For the first time ever, parents can use the Internet to find detailed, grade-specific information about their child's academic challenges, as well as hundreds of educational product recommendations to enrich the academic experience.

Special Needs Center: The Company launched an on-site Special Needs Center to help parents of the nation's 5.8 million school-aged children who have special challenges. It contains helpful content and recommendations for the best products for each child. Currently, SmarterKids.com recommends items for the following special needs: Attention Deficit Disorder (ADD), Attention Deficit Hyperactivity Disorder (ADHD), autism, blind/visually impaired, deaf/hearing impaired, developmental delay, and other learning and physical disabilities. Parents can also click on the "Ask the Special Needs Teacher" button to receive one-on-one guidance from the special-needs teachers on-staff at SmarterKids.com. In addition, SmarterKids.com provides enhanced information on more than 500 products to illustrate how children with special needs and their parents can use these educational products to help advance the child's development.

Gifted and Talented Center: SmarterKids.com was the first company online to launch a Gifted and Talented specialty center. This feature helps parents challenge children gifted in the areas of creative/productive thinking, language arts, mathematics, science, and visual/performing arts. It contains terms, content, activities, product recommendations, and links to on-staff educators.


New Distribution Facility: During the second quarter of 2000, the Company entered into a lease agreement for a distribution center, which is expected to open during the latter part of the second quarter of 2000. See "-Liquidity and Capital Resources" for additional information on this distribution center.

Results of Operations

  Revenues. Revenues in 2000 and 1999 consist of online sales of third-party educational products and charges to customers for shipping and handling. In the quarters ended March 31, 2000 and 1999, we derived less than 2% of our revenues from outside of the United States. Revenues are recognized upon shipment to the customer and are net of promotional discounts and coupons and return allowances, which are determined by historical trends with actual returns.

  Revenues were $1.5 million and $94,000 in the quarters ended March 31, 2000 and 1999, respectively. The increase in revenue in the first quarter of 2000 from the first quarter of 1999 was primarily attributable to the transition of our business model to online sales of third-party educational products and reflected the results of our significant marketing efforts. Repeat customers accounted for approximately 43% of the sales during the first quarter of 2000.

  Cost of revenues. Cost of revenues consists primarily of the cost of products sold to customers and our shipping costs. We anticipate that our gross margins will fluctuate from quarter to quarter depending on consumer preferences for our mix of products. The cost of revenues was $1.1 million and $69,000 in the quarters ended March 31, 2000 and 1999, respectively. The increase in the first quarter of 2000 from the first quarter of 1999 was attributable to growth in online sales of third-party educational products. Our gross margin decreased to 25.1% in 2000 from 26.6% in 1999.

  Marketing and sales. Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment service fees to J.L. Hammett Co., commissions to online marketing companies, and expenses for personnel engaged in marketing, merchandising and customer service activities. Marketing and sales expenses were $7.3 million and $2.0 million in the quarters ended March 31, 2000 and 1999, respectively. The increase in the first quarter of 2000 from the first quarter of 1999 was primarily attributable to increased advertising and promotional activities, fees to our fulfillment partner, J.L. Hammett Co., as well as the hiring of 34 additional employees.

  The SEC is currently reviewing the financial statement classification of distribution and fulfillment costs and other items by a number of e-commerce companies, including SmarterKids.com. We define distribution and fulfillment costs as recurring costs incurred for the operation of our distribution centers and customer service centers and have classified such costs in marketing and sales expenses. These costs are primarily composed of distribution facility expenses, including equipment and supplies, payroll and travel expenses for personnel engaged in distribution activities, and third-party fulfillment fees. These costs represent the facility costs necessary for warehousing inventory as well as costs incurred to pick and pack a customer order and the related packaging supplies. The SEC may decide to require that certain distribution center costs be classified as cost of sales. Should this occur, we will reclassify any distribution and fulfillment costs as required and our gross profit will be correspondingly affected. However, such reclassification will not impact our sales, operating profit or loss, net income or loss, or cash flows.

  Development. Development expenses consist primarily of payroll and related costs for personnel performing website design, development and testing. Development expenses were $943,000 and $367,000 in the quarters ended March 31, 2000 and 1999, respectively. The increase in the first quarter of 2000 from the first quarter of 1999 was attributable primarily to the hiring of 28 additional employees and costs related to enhancing the features, content and functionality of our website.

  General and administrative. General and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional service expenses and other general corporate expenses. General and administrative expenses were $906,000 and $155,000 in the quarters ended March 31, 2000 and 1999, respectively. The increase in the first quarter of 2000 from the first quarter of 1999 was attributable primarily to the hiring of 14 additional employees and costs related to the expansion of our operations and infrastructure.

  Stock compensation. We recorded stock compensation expense of $178,000 and $384,000 in the quarters ended March 31, 2000 and 1999, respectively, related to amortization of deferred stock compensation options and warrants granted to employees and non-employees.

  Other income, net. Other income, net consists primarily of interest expense related to short-term lease obligations and borrowings under our equipment line of credit as well as interest income earned on our short-term investments. Other income, net increased to $828,000 in the first quarter of 2000 from $24,000 in the first quarter of 1999. The increase was primarily attributable to an increase in interest income from higher balances of invested capital.

Liquidity and Capital Resources

  Since inception, the Company has incurred significant losses. The Company has met its cash requirements primarily through the sale of capital stock and the use of capital leases. We received capital from investors in three private venture capital financings totaling $37.0 million through July 1999. On November 23, 1999, the Company completed an initial public offering of 4,500,000 shares of common stock resulting in net proceeds to the Company of $65.9 million. The primary purposes of the initial public offering were to increase our capitalization and financial flexibility, create a public market for SmarterKids.com's common stock, and facilitate future access to public markets. As of March 31, 2000, SmarterKids.com had used $21.2 million of the offering proceeds for working capital and approximately $44.7 million of the offering proceeds remain in cash and short-term investments or were used for the purchase of temporary investments consisting of cash equivalents and short-term investments.

  Net cash used in operating activities was $16.2 million and $1.5 million in the quarters ended March 31, 2000 and 1999, respectively. The increase in cash used in operating activities from the first quarter of 1999 to the first quarter of 2000 was primarily attributable to increased expenses associated with the continued promotion of our website and retail Internet business. We expect that operating cash requirements will increase and that a significant portion of our cash used in operating activities will be attributable to investments in inventory and advertising.

  Net cash used in investing activities has been primarily for purchases of fixed assets and short-term investments. Cash used in investing activities was $23.4 million and $15,000 in the quarters ended March 31, 2000 and 1999, respectively. The increase in cash used in investing activities was primarily attributable to increased purchases of equipment and the purchase of short-term investments of $21.7 million.

  Net cash provided by (used in) financing activities was $976,000 and ($11,000) in the quarters ended March 31, 2000 and 1999, respectively. Net cash provided by financing activities in the quarter ended March 31, 2000 primarily reflects the net proceeds of $1.3 million from an equipment line of credit. Net cash used in financing activities in the quarter ended March 31, 1999 consisted of issuance costs for the Series B redeemable preferred stock offering.

  During the quarter ended March 31, 2000, the Company first utilized its $1.5 million three-year equipment line of credit facility. Equipment collateralized under this agreement approximates $1,267,000 at March 31, 2000. The interest on the credit facility is equal to the rate on the three-year U.S. Treasury Note plus 3.5%. The Company is making payments of principal and interest of approximately $39,000 per month over the term of the loan.

  During the second quarter of 2000, the Company entered into a lease agreement for an approximately 140,000 square foot distribution center in Mansfield, Massachusetts, which is expected to open in the second quarter of 2000. The distribution center will allow the Company to better manage its fulfillment process. As a result, the Company plans to discontinue using J.L. Hammett as a fulfillment partner during the second quarter of 2000. The five-year operating lease will require minimum leasehold payments of approximately $900,000 per year.

  As of March 31, 2000, we had $17.0 million of cash and cash equivalents and $33.4 million of short-term investments. As of that date, our principal commitments consisted of obligations outstanding under an equipment line of credit and capital leases aggregating $1.3 million, and accounts payable of $3.6 million. We anticipate that our business model will require us to commit significant resources to aggressively promote our brand, expand our product and service offerings, and enhance our infrastructure.

  We currently anticipate that current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months. We anticipate that we are likely to need additional financing to execute our business model after such 12 months, or sooner if we need to respond to business contingencies such as lower-than-anticipated revenues, funding additional advertising expenditures, developing new or enhancing existing content, features or services, enhancing our operating infrastructure, responding to competitive pressures, or acquiring complementary businesses or technologies. We are planning to transition customer order fulfillment to our own distribution facility by the end of the second quarter in 2000. In conjunction with this transaction, we anticipate investing capital and infrastructure to support these fulfillment activities at the new distribution facility. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

Recent Accounting Pronouncements

  In December 1999, the SEC staff released SAB No. 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Subsequently, SAB101A has been released which directs the application of the guidance in SAB 101 to be required in our second quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting in a change in accounting principle. We do not expect the adoption of SAB 101 to have a material effect on our financial statements; however, the final evaluation of SAB 101 is not yet complete.

  In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No.44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No.25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company is currently assessing the impact of FIN 44 on the Company's financial position or results of operations.

Cautionary Statements

  This Quarterly Report on Form 10-Q contains forward-looking statements including, without limitation, statements concerning the future of the industry, product development, business strategy (including the possibility of future acquisitions), anticipated operational and capital expenditure levels, continued acceptance and growth of our products, and dependence on significant customers and suppliers. This Quarterly Report on Form 10-Q contains forward-looking statements that we have made based on our current expectations, estimates and projections about our industry, operations, and prospects, not historical facts. We have made these forward-looking statements pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These statements can be identified by the use of forward-looking terminology such as "may," "will," "believe," "expect," "anticipate," "estimate," "intend," "continue" or other similar expressions. These statements discuss future expectations, and may contain projections of results of operations or of financial condition or state other forward-looking information. These forward-looking statements are subject to business and economic risks and uncertainties, and our actual results of operations may differ materially from those contained in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in "Factors that May Affect Future Results" in our Annual Report filed on Form 10-K dated March 30, 2000, as well as other risks and uncertainties referenced in this Quarterly Report. These risks include, but are not limited to, the following:

  . our past dependence on J.L. Hammett & Co., our sole provider of distribution services, increases our susceptibility to interruptions in order fulfillment.

  . our transition to our own distribution facility could lead to interruptions in order fulfillment.

  . we derive a disproportionate amount of our revenue during the holiday season, which can cause our operating results to fluctuate from quarter to quarter.

Factors That May Affect Future Results


Our business is difficult to evaluate because we have been operating under our new business model for less than two years. Our market may not develop as anticipated, and we may not successfully execute our business strategy.

  We have a limited operating history upon which you can evaluate our business. We did not launch the SmarterKids.com website and begin selling children's educational products online until November 1998. In addition, most of our management team was hired within the last two years. From inception through March 1998, our activities consisted primarily of the conception, development, publishing, marketing and sales of proprietary educational and entertainment CD-ROM software. In March 1998, we began transitioning our business model to online sales of third-party educational products. In November 1998, we launched our website, ceased the sale of our proprietary CD-ROM products through traditional retail channels and now offer our proprietary CD-ROM products on a limited basis through our online channel.

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

  Since inception, we have incurred significant losses. As of March 31, 2000, we had an accumulated deficit of $51.3 million. We incurred a net loss of $8.1 million for the quarter ended March 31, 2000. We expect operating losses and negative cash flow to continue for the foreseeable future.

  Our ability to become profitable depends on our ability to generate and sustain higher revenue while maintaining reasonable expense levels. We anticipate sales growth will moderate during the remainder of the year as we reduce our marketing investment and focus on those programs that bring us the most loyal customers. Our focus is on cost-effective top line growth, attracting the most profitable traffic, new customer acquisition, and reaching profitability. These efforts may not be effective in converting a large number of customers from traditional shopping methods to online shopping for educational products and services or attracting online customers to our website. In addition, we are obligated to pay commissions based on a percentage of revenue to companies with which we have online marketing relationships, and we pay our fulfillment services provider, J.L. Hammett Co., a fee based on a fixed percentage of the costs of our products to us. These costs will increase as our revenues and orders increase. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

  If our quarterly revenue or operating results fall below investor or securities analyst expectations, our stock price could fall substantially. The Company's operating results may fall below investor or analyst expectations irregardless of the Company's success or profitability. Factors that may cause our operating results to fluctuate include:

  . decreases in the number of visitors to our website or our inability to convert visitors on our website to customers

  . the mix of children's educational books, toys and games, and software sold by us

  .   seasonality due to the academic year and holiday season

  .   our inability to manage supplier or distributor relationships

  .   price competition

  .   an increase in the level of product returns

  .   increases in the cost of advertising

  . the amount and timing of operating costs and capital expenditures relating to expansion of our operations

  . unexpected increases in shipping costs and delivery times, particularly during the holiday season

  .   technical difficulties or system interruptions

  In addition, general economic conditions and fluctuations in the demand for children's educational products, over which we have no control, may also cause our operating results to fluctuate.

  Many of the other risk factors listed in this Form 10-Q may negatively affect our quarterly operating results and contribute to fluctuations. Our limited operating history makes it difficult to assess the impact of these factors on our operating results. Because of this difficulty in predicting future performance, our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters, which would likely adversely affect the market price of our common stock.

Our market is highly seasonal and may cause our operating results to fluctuate from quarter to quarter. Our annual results are highly dependent on the success of our holiday selling season.

  The market for children's educational books, toys and games, and software is highly seasonal due to the holiday season. In addition, Internet usage generally declines in the summer. Accordingly, we expect to experience seasonal fluctuations in our revenue. In particular, we expect a disproportionate amount of our revenue to be realized during any quarter of each calendar year. If for any reason our revenue is below expectations during the fourth quarter, our annual operating results would be adversely affected. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment relationships and may cause a shortfall in revenue as compared to expenses in a given period. These seasonal patterns will cause quarterly fluctuations in our operating results and could adversely affect our financial performance.

We pay commissions to companies with which we have online marketing relationships. Our profits as a percentage of revenues will decrease as the proportion of our revenues from these arrangements increases.

  Our relationships with online companies are intended to drive traffic to our website. Approximately 6% of our revenues in the quarter ended March 31, 2000 was derived from these relationships. We pay commissions to these companies based on a percentage of the revenues we derive from these relationships. Although these relationships are intended to increase the number of our customers and, therefore, our revenues, as revenues derived from these relationships increases our profit as a percentage of revenues will decrease.

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

Our transition to our own distribution center could lead to interruptions in our operations, lost revenues and increased expense.

  During the second quarter, we will be moving our order procurement from a third party, J.L. Hammett, to our own facility. The postponement of or change in this transition could lead to interruptions in our operations, lost revenues, increased expense necessary to continue distribution with J.L. Hammett or quickly implement an alternative distribution center.

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

  We currently hold the web domain name SmarterKids.com as well as several other variations of this domain name. The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. In the United States, the National Science Foundation has appointed Network Solutions, Inc., and recently several others, as the current registrars for the ".com", ".ne" and ".org" generic top-level domains. The regulation of domain names in the United States and in foreign countries is subject to change in the near future. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we conduct business. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. In addition, other parties hold domain names that are similar to ours. Any confusion of our website with another party's could diminish our brand.

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

Our competitors can be divided into several groups, including:


     .  mass market retail chains, such as Kmart, Target and Wal-Mart

     . mass market book sellers, toy stores and computer hardware and software stores, such as Barnes & Noble, Toys "R" Us and CompUSA

     . traditional regional or local bookstores, toy stores and computer and software stores

     . traditional specialty educational retailers, such as Learning Express, Noodle Kidoodle and Zany Brainy

     . online book sellers, toy sellers and computer software sellers, such as Amazon.com, eToys, KBkids.com, toysmart.com and Beyond.com

     .  educational catalog distributors, such as Scholastic


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

  We may choose to expand our operations by expanding the breadth and depth of products and services offered or expanding our market presence through relationships with third parties. In addition, we may pursue the acquisition of new or complementary businesses, products, services or technologies, although we have no present understandings, commitments or agreements with respect to any material acquisitions or investments. We may not be successful in our efforts to expand our operations, and potential customers may not react favorably to these efforts. Furthermore, any new product or service category that is launched by us but not favorably received by consumers could damage our brand or reputation. An expansion of our business would also require significant additional expenses, expose us to additional supplier/distributor inventory risk and strain our management, financial and operational resources. Given our lack of capital resources, any expansion program or new business category that is not successful could strain our financial resources and detract capital from otherwise successful operations.

If we are unable to manage our growth and the related expansion in our operations effectively, our business may be harmed.

  Our ability to successfully offer products and services and implement our business model in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations and have grown our headcount substantially. Excluding part-time employees, we have grown from 15 employees at December 31, 1997, to 123 employees at March 31, 2000. We will need to add additional personnel in the future. We may be unable to hire qualified employees as needed. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, information systems, network and other resources.

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

  Our supply and distribution system is dependent upon our relationship with United Parcel Service. If our relationship with United Parcel Service is terminated or impaired or if United Parcel Service is unable to deliver product for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Potential adverse consequences of changing carriers include:

     .  reduced visibility into order status and package tracking

     .  delays in order processing and product delivery

     .  increased cost of delivery, resulting in reduced gross margins

     . reduced shipment quality which may result in damaged products and customer dissatisfaction

If we do not successfully maintain and expand our website and the systems that process customers' orders, we could lose customers and our revenues could be reduced.

  Our success, in particular our ability to successfully receive and fulfill orders and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems and those systems of J.L. Hammett Co. While we select and own our own inventory, take all orders and manage our customer service, all our inventory resides at a warehouse owned and maintained by J.L. Hammett Co. J.L. Hammett Co. picks, packs and ships all orders, and J.L. Hammett Co. maintains our warehouse management system. As of

June 2000, the Company will no longer use the services of J.L. Hammett to pick, pack and ship all orders. All orders will be procured at our own distribution center.

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

  To remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies, or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

     . both license and internally develop leading technologies useful in our business

     .  enhance our existing services

     . develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers

     . respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis

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

  Substantially all of our computer and communications hardware systems related to transaction processing and network infrastructure are hosted at a third-party facility owned and operated by Exodus Communications in Waltham, Massachusetts. Our systems and operations, including our fulfillment operation, part of which is located at a facility owned and operated by J.L. Hammett Co., and part of which in under construction at our new distribution center, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or unanticipated problems at the J.L. Hammett Co. facility, our new distribution center, or at the Exodus facility could cause interruptions or delays in our business, loss of data or render us unable to accept and fulfill customer orders. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

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

     Law and regulations directly applicable to communications or commerce over the Internet are becoming more prevalent. The U.S. Congress recently enacted Internet laws, including laws relating to children's privacy, the transmission of sexually explicit material and taxation of Internet-based enterprises. As directed by Congress in the Children's Online Privacy Protection Act, the Federal Trade Commission (the "FTC") recently adopted regulations that became effective on April 21, 2000, prohibiting unfair and deceptive acts and practices in connection with the collection and use of personal information from children under 13 years old on the Internet.

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

     In addition, the European Union recently enacted its own privacy regulations. The European Union Directive on the Protection of Personal Data (the "EU Directive"), which became effective in October 1998, fosters electronic commerce by establishing a stable framework to ensure both a high level of protection for private individuals and the free movement of personal data within the European Union. The European Union and the U.S. Department of Commerce are currently negotiating an agreement under which the privacy policies of U.S. businesses may be deemed to be adequate under the EU Directive. Until such time as an agreement is reached, the European Union has voluntarily agreed to a moratorium on enforcement of the European Union Directive against U.S. businesses. Although the Company has received less than 2% of revenues from outside of the United States in the three months ended March 31, 2000, the European legislation and its adoption via any agreement could adversely affect our ability to expand our sales efforts to Europe by limiting how information about us can be sent over the Internet in the European Union and limiting our efforts to collect information from European users.

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

     When a visitor first arrives at our website, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor's identity is added to the profile, preserving any profile information that was gathered up to that point. We track both explicit user profile data supplied by the user as well as implicit profile attributes derived from the user's behavior on the website. We also suggest that parents provide us with an educational profile of their children, an important feature of our website. Privacy concerns relating to children are particularly acute. Privacy concerns may cause visitors to resist providing the personal data or avoid websites that track the behavioral information necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. For example, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit our ability to target advertising or collect and use information in certain European countries. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

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

  Our stock price may be volatile because of factors such as:
     .  speculation in the press or investment community

     .   changes in revenue or earnings estimates by the investment community
     .   announcement of new competitors in a highly competitive marketplace

     In addition, Smarterkids.com's stock price may be affected by general market conditions and economic factors unrelated to Smarterkids.com's performance.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


PART II:  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 23, 1999, the Company completed an initial public offering of 4,500,000 shares of common stock $0.01 par value per share (5,175,000 shares including 658,500 over-allotment shares and 16,500 shares offered by selling stockholders), resulting in net proceeds to the Company of $65.9 million. The primary purposes of the initial public offering were to increase our capitalization and financial flexibility, create a public market for SmarterKids.com's common stock, and facilitate future access to public markets. As of March 31, 2000, SmarterKids.com used $21.2 million of the offering proceeds for working capital and approximately $44.7 million of the offering proceeds remain in cash and short-term investments or were used for the purchase of temporary investments consisting of cash equivalents and short-term investments.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this Form 10-Q, required by
      Item 601 of Regulation S-K.

      (1)  Exhibits.

      See Exhibit Index. The Exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K.

     None.

(c)  Exhibits.

     SmarterKids.com hereby files as part of this Quarterly Report on Form 10-Q the exhibits listed in Item 6(a)(1) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Securities and Exchange Commission in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the web site maintained by the Securities and Exchange Commission at http://www.sec.gov.
     ------------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SMARTERKIDS.COM, INC.
                                         (Registrant)


Dated: May 15, 2000                      By:    /s/ Robert J. Cahill
                                             ----------------------------------
                                                     Robert J. Cahill
                                                       Chief Financial Officer
                                                   (Duly Authorized Officer and
                                                    Principal Financial Officer)

                     Exhibit Index to Report on Form 10-Q
                       for Quarter Ended March 31, 2000

  Exhibit No.      Exhibit
  -----------      -------
     10.1*         Loan and Security Agreement dated November 24, 1999 between Smarterkids.com, Inc. and Silicon Valley Bank
     27.1*         Financial Data Schedule

________________
*  Filed herewith.