Form 10-Q
period 2000-06-30
SMARTERKIDS COM INC
filed 2000-08-11
CIK 1091893

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                _______________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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

                          Common Stock, $.01 par value

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No


  The number of shares outstanding of the registrant's $.01 par value common stock as of August 9, 2000 was 20,592,918.

                             SMARTERKIDS.COM, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                          QUARTER ENDED JUNE 30, 2000



                                    CONTENTS

Item Number                                                                   Page
-----------                                                                   ----

 PART I: FINANCIAL INFORMATION..............................................     3
  ITEM 1.  FINANCIAL STATEMENTS.............................................     3
           BALANCE SHEET (UNAUDITED)........................................     3
           STATEMENT OF OPERATIONS (UNAUDITED)..............................     4
           STATEMENT OF CASH FLOWS (UNAUDITED)..............................     5
           NOTES TO FINANCIAL STATEMENTS (UNAUDITED)........................     6
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS............................................     8
           CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS...................    12
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......    20
 PART II:  OTHER INFORMATION................................................    21
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................    21
  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............    21
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................    22

  SIGNATURES................................................................    23
  EXHIBIT INDEX.............................................................    24

                         PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             SMARTERKIDS.COM, INC.
                                 BALANCE SHEET
                                 -------------
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                                               JUNE 30,   DECEMBER 31,
                                                                                               --------   ------------
                                                                                                 2000        1999
                                                                                               --------   ------------
                                                  ASSETS
Current assets:
     Cash and cash equivalents................................................................ $ 13,100       $ 55,621
     Short-term investments..................................................................    28,400         11,735
     Accounts receivable, net of allowance for doubtful accounts of  $27 at
          June 30, 2000 and December 31, 1999................................................       148            132
     Inventories.............................................................................     6,624          8,902
     Other current assets....................................................................     2,206          2,403
                                                                                               --------       --------
               Total current assets..........................................................    50,478         78,793
Property and equipment, net..................................................................     5,310          2,421
Intangible assets, net.......................................................................       447            621
Restricted cash..............................................................................     1,000            500
                                                                                               --------       --------
               Total assets..................................................................  $ 57,235       $ 82,335
                                                                                               ========       ========

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of capital lease obligations............................................  $    524       $     74
     Accounts payable........................................................................     3,722         10,996
     Accrued expenses........................................................................     3,382          6,699
     Deferred revenue........................................................................       812            811
     Other current liabilities...............................................................        72             87
                                                                                               --------       --------
               Total current liabilities.....................................................     8,512         18,667
Capital lease obligations and borrowings under line of credit................................       946             34
                                                                                               --------       --------
               Total liabilities.............................................................     9,458         18,701
                                                                                               --------       --------

Commitments and contingencies (Note 4)                                                               --             --

Stockholders' equity:
     Common stock, $0.01 par value; 90,000,000 shares authorized; 20,586,450 and 20,301,770 shares issued and outstanding at June 30, 2000 and
          December 31, 1999, respectively....................................................       205            203
     Additional paid-in capital..............................................................   111,879        112,907
     Deferred stock compensation.............................................................    (4,974)        (6,286)
     Accumulated deficit.....................................................................   (59,333)       (43,190)
                                                                                               --------       --------
               Total stockholders' equity....................................................    47,777         63,634
                                                                                               --------       --------
               Total liabilities and stockholders' equity....................................  $ 57,235       $ 82,335
                                                                                               ========       ========

   The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.
                            STATEMENT OF OPERATIONS
                            -----------------------
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                           FOR THE                              FOR THE
                                                     THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30,                              JUNE 30,
                                                     ----------------------------------------------------------------
                                                        2000               1999              2000              1999
                                                      -------            -------          --------           -------

Net revenues..............................            $ 1,528            $   293          $  2,997           $   387
Cost of revenues..........................              1,149                210             2,250               279
                                                      -------            -------          --------           -------
Gross profit..............................                379                 83               747               108
                                                      -------            -------          --------           -------
Operating expenses:
  Marketing and sales.....................              7,144              3,690            14,444             5,713
  Development.............................                821                396             1,764               763
  General and administrative..............                816                244             1,722               399
  Stock compensation......................                336                196               514               580
                                                      -------            -------          --------           -------
    Total operating expenses..............              9,117              4,526            18,444             7,455
                                                      -------            -------          --------           -------
Loss from operations......................             (8,738)            (4,443)          (17,697)           (7,347)
Interest and other income (expense), net..                654                 28             1,482                52
                                                      -------            -------          --------           -------
Net loss..................................            $(8,084)           $(4,415)         $(16,215)          $(7,295)
                                                      =======            =======          ========           =======
Basic and diluted net loss per common
 share....................................              $(.39)            $(2.66)            $(.79)           $(4.43)
Weighted average shares outstanding-basic
  and diluted.............................             20,504              1,661            20,406             1,646



   The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           FOR THE
                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                           -------------------------------------
                                                                         2000               1999
                                                                     --------            -------
Cash flows from operating activities:
  Net loss..............................................             $(16,215)           $(7,295)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization.......................                  759                 14
    Stock compensation expense..........................                  514                580
    Changes in assets and liabilities:
          Accounts receivable...........................                  (16)               604
          Inventories...................................                2,278               (137)
          Other assets..................................                  197               (282)
          Accounts payable..............................               (7,274)             2,808
          Accrued expenses..............................               (3,317)               290
          Other current liabilities.....................                  (14)              (211)
                                                                     --------            -------
Net cash used in operating activities...................              (23,088)            (3,629)
                                                                     --------            -------

Cash flows from investing activities:
       Purchase of short-term investments...............              (16,665)                --
       Purchases of property and equipment..............               (3,474)               (40)
       Deposit of restricted cash                                        (500)
                                                                     --------            -------
Net cash used in investing activities...................              (20,639)               (40)
                                                                     --------            -------

Cash flows from financing activities:
       Proceeds from long-term borrowings...............                1,601                 --
       Repayments of long-term borrowings...............                 (229)               (24)
       Proceeds from exercise of common stock options...                   23                107
       Proceeds from exercise of common stock warrants..                   15                 --
       Increase from estimated IPO costs................                 (204)                --
                                                                     --------            -------
Net cash provided by financing activities...............                1,206                 83
                                                                     --------            -------

Net decrease in cash and cash equivalents...............              (42,521)            (3,586)
Cash and cash equivalents at beginning of period........               55,621              4,273
                                                                     --------            -------
Cash and cash equivalents at end of period..............             $ 13,100            $   687
                                                                     ========            =======

   The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION:

    The interim financial statements as of and for the six months ended June 30, 2000 and 1999 have been prepared by SmarterKids.com, Inc. ("SmarterKids.com" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the balance sheet and the statement of operations and cash flows for the periods presented. Operating results for the six months ended June 30, 2000 may not be indicative of the results for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements, and accompanying notes, included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

Marketing and Sales Expenses

  Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment costs including service fees to J.L. Hammett Co., commissions to online marketing companies, and expenses for personnel engaged in marketing and merchandising. Fulfillment costs include the cost of operating and staffing a distribution center including customer service. Advertising costs are charged to operations as incurred. Advertising expenses were $3,535,000 and $2,530,000 for the quarters ended June 30, 2000 and 1999, respectively, and $7,384,000 and $3,891,000 for the six months ended June 30, 2000 and 1999, respectively.

Recent Accounting Pronouncements

  In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Policy Bulletin ("APB") Opinion No.
25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously issued fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not believe that FIN 44 will have a material impact on the Company's financial position or results of operations.

  In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Subsequently, SAB 101 A and B have been released which direct the application of the guidance in SAB 101 to be required in the Company's fourth quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. The Company does not expect the adoption of SAB 101 to have a material effect on its financial statements, however, the final evaluation of SAB 101 with respect to the Company is not yet complete.

                             SMARTERKIDS.COM, INC.

2.    PROPERTY AND EQUIPMENT:

      Property and equipment consist of the following (in thousands):

                                                            June 30,       December 31,
                                                       ----------------  ---------------
                                                             2000             1999
                                                           ------           ------
  Software........................................         $1,392           $  377
  Furniture and fixtures..........................            226              207
  Computer and office equipment...................          3,762            1,774
  Leasehold improvements..........................            959              507
                                                           ------           ------
                                                            6,339            2,865
  Less--Accumulated depreciation and amortization.          1,029              444
                                                           ------           ------
                                                           $5,310           $2,421
                                                           ======           ======

  During April 2000, the Company entered into a lease agreement for a new distribution facility. Capital costs incurred during the quarter ended June 30, 2000 relate primarily to software and equipment to be used in this facility. As of June 30, 2000, there was $2,824,000 of such costs held in fixed assets. The five-year lease requires minimum annual payments of approximately $900,000.

3.  EQUIPMENT LINE OF CREDIT:

  During the quarter ended March 31, 2000, the Company secured a $1.5 million, three-year equipment line of credit facility. Equipment collateralized under this agreement approximates $1.3 million at March 30, 2000. During the quarter ended June 30, 2000, the Company drew down an additional amount of $184,000.
The interest on the agreement is the three-year U.S. Treasury rate plus 3.5%.
In accordance with the agreement, the balance under the line of credit was converted to a 36-month term loan at the time of funding. Accordingly, the Company is making payments of approximately $45,000 per month over the term of the loan. At June 30, 2000 a total balance of $1.3 million remains outstanding.

  During the quarter ended June 30, 2000, the Company secured an additional $1.0 million under another three-year equipment line of credit facility. Equipment collateralized under this agreement approximates $149,000 at June 30, 2000. The interest on the borrowings is 9% per annum. The Company issued warrants for the purchase of 16,667 shares of common stock with an exercise price of $3.00 per share in connection with the facility. The warrants have been valued and a discount of $8,645 has been recorded on the lease obligation. The discount is being amortized to interest expense over the life of the line of credit. At June 30, 2000 a balance of $141,660 remains outstanding.

4. COMMITMENTS AND CONTINGENCIES:

Restricted Time Deposit

  In connection with a facility lease entered into in 1999, the Company is required to maintain, on behalf of the landlord, a certificate of deposit in the amount of $500,000, which is restricted as to its use. In connection with the warehouse facility lease entered into in the second quarter of 2000, the Company was required to maintain, on behalf of the landlord, $500,000 in an interest-bearing account, which will be restricted as to its use.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the accompanying financial statements for the periods specified and the associated notes. Further reference should be made to the Company's Annual Report on Form 10-K for the period ending December 31, 1999.

The following discussion contains forward-looking statements which involve risks and uncertainties. SmarterKids.com makes such forward-looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in this Item 2 under "Certain Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this
Item 2, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions, or circumstances) identify forward-looking statements. The following discussion and analysis should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.


OVERVIEW

SmarterKids.com is a leading online educational store dedicated to helping parents help their children learn, develop, and grow. The site offers the Internet's most personalized shopping experience, linking teacher-reviewed toys, games, books, software, and hands-on activities through SmarterKids.com's patent-pending evaluation and recommendation process. The Company serves as a resource for parents, offering specialty centers, the Grade Expectations! guide to education standards and thousands of educational products, including both well-known brands and hard-to-find quality offerings, for children aged infant through 15.


RECENT EVENTS

The Company's recent initiatives include:

 .  SmarterKids.Com launched its next-generation site design.

 . SmarterKids.Com introduced the Web's first "Early Development Checklists," comprehensive online tools for new parents who wish to gauge their infant's and toddler's early development and find educational products uniquely suited for their child. Checklists cover five developmental areas for children through age 6 years.

 . SmarterKids.com launched an Infant Store offering hundreds of developmental toys, games and books for children aged 0-18 months. All of these items are evaluated, selected, and reviewed by the Company's early childhood experts to ensure they are developmentally appropriate, stimulating and fun.

 . SmarterKids.com launched two new product categories: music/video and construction toys. Offerings in these categories include popular brands such as Barney, Disney, Madeline, BRIO, K'Nex, LEGO Dacta, and Lincoln Logs.

 .  SmarterKids.com partnered with ChildU to offer the latter's "Learning
   Odyssey" distance-learning curriculum to hundreds of thousands of customers, creating a new source of revenue for both partners. Through this partnership, SmarterKids.com will also recommend products to complement the ChildU learning program.

 . SmarterKids.com opened its own 140,000 sq. ft. fulfillment center in Mansfield, Massachusetts which will enable the Company to fulfill orders faster and more economically.

RESULTS OF OPERATIONS

  Revenues. Revenues in fiscal 2000 and 1999 consist of online sales of third-party educational products and charges to customers for shipping. In the quarters ended June 30, 2000 and 1999, we continued to derive substantially all of our revenues from sales within the United States. Revenues are recognized upon shipment to the customer and are net of promotional discounts, coupons and return allowances, which are determined by historical trends of actual returns.

  Revenues were $1.5 million and $293,000 in the quarters ended June 30, 2000 and 1999, respectively, and $3.0 million and $387,000 in the six months ended June 30, 2000 and 1999, respectively. The increase in revenue in the quarter ended June 30, 2000 from the quarter ended June 30, 1999 and in the six months ended June 30, 2000 from the six months ended June 30, 1999, resulted from increased marketing efforts and brand-building during the more recent periods.

  Cost of revenues. Cost of revenues consists primarily of the cost of products
sold to customers and our shipping costs.   We anticipate that our gross margins
will fluctuate from quarter to quarter depending on consumer preferences for our mix of products. The cost of revenues was $1.1 million and $210,000 in the quarters ended June 30, 2000 and 1999, respectively, and $2.3 million and $279,000 in the six months ended June 30, 2000 and 1999, respectively. The increase in cost of revenues in the quarter ended June 30, 2000 from the quarter ended June 30, 1999 and in the six months ended June 30, 2000 from the six months ended June 30, 1999 was attributable to growth in online sales. Our gross margin decreased to 25% in each of the 2000 periods from 28% in each of the 1999 periods due to a change in product mix and increased freight costs.

  Marketing and sales. Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment costs, commissions to online marketing companies, and expenses for personnel engaged in marketing, merchandising and customer service activities. Fulfillment costs include the cost of operating and staffing the distribution center, as well as fees paid to J.L. Hammett Co., a fulfillment partner. As of June 1, 2000, the Company discontinued using J.L. Hammett Co. as a third party fulfillment partner due to the opening of its own distribution facility.

  Marketing and sales expenses were $7.1 million and $3.7 million in the quarters ended June 30, 2000 and 1999, respectively, and $14.4 million and $5.7 million in the six months ended June 30, 2000 and 1999, respectively. The increase in the quarter ended June 30, 2000 from the quarter ended June 30, 1999 and in the six months ended June 30, 2000 from the six months ended June 30, 1999 was primarily attributable to increased advertising and promotional activities, fees to our previous fulfillment partner, J.L. Hammett Co., as well as the hiring of 56 additional employees.

  The SEC and other accounting standard setters are currently reviewing the financial statement classification of distribution and fulfillment costs and other items by a number of e-commerce companies, including SmarterKids.com. We consider distribution and fulfillment costs as recurring costs incurred for the operation of our distribution centers and customer service centers and have classified such costs in marketing and sales expenses. These costs are primarily composed of distribution facility expenses, including equipment and supplies, payroll and travel expenses for personnel engaged in distribution activities, and third-party fulfillment fees. These costs represent the facility costs necessary for warehousing inventory, as well as costs incurred to pick and pack a customer order and the related packaging supplies. The SEC and other accounting standard setters may decide to require that certain distribution center costs be classified as cost of sales. Should this occur, we will reclassify any distribution and fulfillment costs as required and our gross profit will be correspondingly affected. However, such reclassification will not impact our sales, operating profit or loss, net income or loss, or cash flows.

  Development. Development expenses consist primarily of payroll and related costs for personnel performing website design, development and testing. Development expenses were $821,000 and $396,000 in the quarters ended June 30, 2000 and 1999, respectively, and $1.8 million and $763,000 in the six months ended June 30, 2000 and 1999, respectively. The increase in the quarter ended June 30, 2000 from the quarter ended June 30, 1999 and in the six months ended June 30, 2000 from the six months ended June 30, 1999 was attributable primarily to costs related to enhancing the features, content and functionality of our website, as well as the hiring of ten additional employees.

  General and administrative. General and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional service expenses and other general corporate expenses. General and administrative expenses were $816,000 and $244,000 in the quarters ended June 30, 2000 and 1999, respectively, and $1.7 million and $399,000 in the six months ended June 30, 2000 and 1999, respectively. The increase in the quarter ended June 30, 2000 from the quarter ended June 30, 1999 and in the six months ended June 30, 2000 from the six months ended June 30, 1999 was attributable primarily to the costs related to the expansion of our operations and infrastructure, as well as the hiring of 15 additional employees.

  Stock compensation.   We recorded stock compensation expense of  $336,000 and
$196,000 in the quarters ended June 30, 2000 and 1999, respectively, and $514,000 and $580,000 in the six months ended June 30, 2000 and 1999, respectively, related to amortization of deferred stock compensation for options and warrants granted to employees and non-employees.

  Interest and other income (expense), net. Interest and other income (expense), net consists primarily of interest income earned on our short-term investments offset by interest expense related to short-term lease obligations and borrowings under our equipment line of credit. Interest and other income (expense), net increased to $654,000 in the quarter ended June 30, 2000 from $28,000 in the quarter ended June 30, 1999 and to $1.5 million in the six months ended June 30, 2000 from $52,000 in the six months ended June 30, 1999. The increase was primarily attributable to an increase in interest income from higher balances of invested capital generated from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  Since our inception, we have incurred significant losses. We have met our cash requirements primarily through the sale of capital stock and the use of capital leases. We received capital from investors in three private venture capital financings totaling $37.0 million through July 1999. On November 23, 1999, we completed an initial public offering of 4,500,000 shares of common stock resulting in net proceeds of $65.9 million. The primary purposes of the initial public offering were to increase our capitalization and financial flexibility, create a public market for SmarterKids.com's common stock, and facilitate future access to public markets. As of June 30, 2000, we have used $24.4 million of the offering proceeds for working capital.

  Net cash used in operating activities was $23.1 million and $3.6 million in the six months ended June 30, 2000 and 1999, respectively. The increase in net cash used in operating activities from the six months ended June 30, 1999 to the six months ended June 30, 2000 was primarily attributable to a larger net loss and payments to vendors for inventory and advertising expenses. We expect that operating cash requirements will increase and that a significant portion of our cash used in operating activities will be attributable to investments in inventory and advertising.

  Net cash used in investing activities has been primarily for purchases of fixed assets and short-term investments. Cash used in investing activities was $20.6 million and $40,000 in the six months ended June 30, 2000 and 1999, respectively. The increase in cash used in investing activities was primarily attributable to increased purchases of equipment for the build-out of our new distribution facility and the purchase of short-term investments of $16.7 million.

  Net cash provided by financing activities was $1.2 million and $83,000 in the six months ended June 30, 2000 and 1999, respectively. Net cash provided by financing activities in the six months ended June 30, 2000 primarily reflects the net proceeds of $1.6 million from an equipment line of credit. Net cash provided by financing activities in the six months ended June 30, 1999 consisted of proceeds from the exercise of stock options.

  During the first quarter of 2000, we entered into a $1.5 million three-year equipment line of credit facility. Equipment collateralized under this agreement approximates $1.5 million at June 30, 2000. The interest on the agreement is equal to the three-year U.S. Treasury rate plus 3.5%. We are currently making payments on this credit facility of $45,000 per month.

  During the second quarter of 2000, we entered into a lease agreement for a 140,000 square foot distribution center in Mansfield, Massachusetts. The distribution center allows us to better manage our fulfillment process. As a result, we discontinued using J.L. Hammett Co. as its fulfillment partner during the second quarter of 2000. The five-year operating lease for the warehouse will require minimum payments of approximately $900,000 per year.

  As of June 30, 2000, we had $13.1 million of cash and cash equivalents and $28.4 million of short-term investments. As of that date, our principal commitments consisted of obligations outstanding under an equipment line of credit and capital leases in the amount of $1.5 million, commitments for annual facility lease obligations of $2 million, and accounts payable of $3.7 million. We anticipate that our business model will require us to commit significant resources to aggressively promote our brand, expand our product and service offerings and enhance our infrastructure.

We currently anticipate that current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next 12 months. We anticipate that we are likely to need additional financing to execute our business model after such 12 months, or sooner if we need to respond to business contingencies such as lower-than-anticipated revenues, funding additional advertising expenditures, developing new or enhancing existing content, features or services, enhancing our operating infrastructure, responding to competitive pressures, or acquiring complementary businesses or technologies. We have transitioned customer order fulfillment to our own distribution facility during the second quarter in 2000. In conjunction with this transaction, we invested capital for the infrastructure to support these fulfillment activities at the new distribution facility. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

  In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Policy Bulletin ("APB") Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously issued fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not believe that FIN 44 will have a material impact on the Company's financial position or results of operations.

  In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Subsequently, SAB 101 A and B have been released which direct the application of the guidance in SAB 101 to be required in our fourth quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. We do not expect the adoption of SAB 101 to have a material effect on our financial statements, however, the final evaluation of SAB 101 with respect to the Company is not yet complete.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS


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

  Since inception, we have incurred significant losses. As of June 30, 2000, we had an accumulated deficit of $59.3 million. We incurred a net loss of $16.2 million for the six months ended June 30, 2000. We expect operating losses and negative cash flow to continue for the foreseeable future.

  Our ability to become profitable depends on our ability to generate and sustain higher revenue while maintaining reasonable expense levels. We anticipate sales growth will moderate during the remainder of the year as we reduce our marketing investment and focus on those programs that bring us the most loyal customers. Our focus is on cost-effective top line growth, attracting the most profitable traffic, new customer acquisition, and reaching profitability. These efforts may not be effective in converting a large number of customers from traditional shopping methods to online shopping for educational products and services or attracting online customers to our website. In addition, we are obligated to pay commissions based on a percentage of revenue to companies with which we have online marketing relationships. Through May 2000, we paid our fulfillment services provider, J.L. Hammett Co., a fee based on a fixed percentage of the costs of our products to us and will incur operating expenses related to fulfillment activities in our new distribution center that opened in June 2000. Some of these costs will increase as our revenues and orders increase. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

  Many of the other risk factors listed in this Quarterly Report on Form 10-Q may negatively affect our quarterly operating results and contribute to fluctuations. Our limited operating history makes it difficult to assess the impact of these factors on our operating results. Because of this difficulty in predicting future performance, our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters, which would likely adversely affect the market price of our common stock.

OUR MARKET IS HIGHLY SEASONAL AND MAY CAUSE OUR OPERATING RESULTS TO FLUCTUATE FROM QUARTER TO QUARTER. OUR ANNUAL RESULTS ARE HIGHLY DEPENDENT ON THE SUCCESS OF OUR HOLIDAY SELLING SEASON.

  The market for children's educational books, toys and games, and software is highly seasonal and increases significantly during the holiday season. In addition, Internet usage generally declines in the summer. Accordingly, we expect to experience seasonal fluctuations in our revenue. In particular, we expect a disproportionate amount of our revenue to be realized during any quarter of each calendar year. If for any reason our revenue is below expectations during the fourth quarter, our annual operating results would be adversely affected. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment relationships and may cause a shortfall in revenue as compared to expenses in a given period. These seasonal patterns will cause quarterly fluctuations in our operating results and could adversely affect our financial performance.

WE PAY COMMISSIONS TO COMPANIES WITH WHICH WE HAVE ONLINE MARKETING RELATIONSHIPS. OUR PROFITS AS A PERCENTAGE OF REVENUES WILL DECREASE AS THE PROPORTION OF OUR REVENUES FROM THESE ARRANGEMENTS INCREASES.

  Our relationships with online companies are intended to drive traffic to our website. Approximately 6% of our revenues in the quarter ended June 30, 2000 was derived from these relationships. We pay commissions to these companies based on a percentage of the revenues we derive from these relationships. Although these relationships are intended to increase the number of our customers and, therefore, our revenues, as revenues derived from these relationships increases, our profit as a percentage of revenues will decrease.

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


THE INABILITY TO PERFORM OUR OWN DISTRIBUTION SERVICES COULD LEAD TO INTERRUPTIONS IN OUR OPERATIONS, LOST REVENUES AND INCREASED EXPENSE.

  During the second quarter, we moved our order fulfillment from a third party partner, J.L. Hammett Co., to our own distribution facility in Mansfield, Massachusetts. Our inability to manage our distribution center could lead to interruptions in our operations, lost revenues and increased expense.

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

  Other parties may assert infringement or unfair competition claims against us. In the past, other parties have sent us notice of claims of infringement of proprietary rights, including trademarks, copyrights and patents related to our business, and we may receive other notices in the future. If we are forced to defend against any such claims, whether they are with merit or are determined in our favor, then we may face costly litigation, diversion of technical and management personnel and product shipment delays. If there is a successful claim of infringement against us and we are unable to develop non-infringing technology or license the infringed or similar technology on a timely basis, or if we are required to cease using one or more of our business or product names due to a successful trademark infringement claim against us, it could adversely affect our business.

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

WE MAY FAIL TO COMPETE EFFECTIVELY IN OUR MARKET.

  The market for children's educational products online is new, rapidly evolving and intensely competitive. We expect competition to intensify in the future. Barriers to entry are minimal and current and new competitors can launch new websites at a relatively low cost. In addition, the markets for children's books, toys and games, and software in general, including those for children's educational products, are very competitive and highly fragmented, with no clear dominant leader and increasing public and commercial attention.

Our competitors can be divided into several groups, including:

 .  mass market retail chains, such as Kmart, Target and Wal-Mart

 . mass market book sellers, toy stores and computer hardware and software stores, such as Barnes & Noble, Toys "R" Us and CompUSA

 . traditional regional or local bookstores, toy stores and computer and software stores

 . traditional specialty educational retailers, such as Learning Express and Zany Brainy

 . online book sellers, toy sellers and computer software sellers, such as Amazon.com, eToys,KBkids.com and Beyond.com

 .  educational catalog distributors, such as Scholastic

  Many of our current and potential competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Our competitors may be able to secure products from vendors on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet. Some of our competitors have significantly greater experience in selling children's educational products. Many of these current and potential competitors can devote substantially greater resources to marketing and promotional campaigns and website and systems development than we can. Their financial strength could prevent us from increasing market share. In addition, larger, more well-established and better financed entities are acquiring, investing in and forming joint ventures with online competitors and publishers or suppliers of children's educational books, toys and games and software as the use of the Internet increases. Increased competition may result in reduced operating margins, loss of market share and diminished brand awareness.

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

IF WE ARE UNABLE TO MANAGE OUR GROWTH AND THE RELATED EXPANSION IN OUR OPERATIONS EFFECTIVELY, OUR BUSINESS MAY BE HARMED.

  Our ability to successfully offer products and services and implement our business model in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations and have grown our headcount substantially. Excluding part-time employees, we have grown from 15 employees at December 31, 1997 to 142 employees at June 30, 2000. We will need additional personnel in the future. We may be unable to hire qualified employees as needed. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, information systems, network and other resources.

WE DEPEND UPON UNITED PARCEL SERVICE AND THE UNITED STATES POSTAL SERVICE TO DELIVER OUR PRODUCTS ON A TIMELY AND CONSISTENT BASIS. A DETERIORATION IN OUR RELATIONSHIP WITH EITHER CARRIER COULD DECREASE OUR ABILITY TO TRACK SHIPMENTS, CAUSE SHIPMENT DELAYS AND INCREASE OUR SHIPPING COSTS AND THE NUMBER OF DAMAGED PRODUCTS.

  Our supply and distribution system is dependent upon our relationship with United Parcel Service and the United States Postal Service. If either relationship is terminated or impaired or if either carrier is unable to deliver product for us, whether through labor shortage, slow down or stoppage, deteriorating financial or business condition or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. We may be unable to engage an alternative carrier on a timely basis or upon terms favorable to us. Potential adverse consequences of changing carriers include:

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

  Our success, in particular our ability to successfully receive and fulfill orders and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. As of June 2000, all orders are fulfilled at our own distribution center.

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

IF WE DO NOT RESPOND TO RAPID TECHNOLOGICAL CHANGES, OUR SERVICES COULD BECOME OBSOLETE AND WE COULD LOSE CUSTOMERS.

  To remain competitive, we must continue to enhance and improve the functionality and features of our online store. The Internet and the online commerce industry are rapidly changing. If competitors introduce new products and services embodying new technologies or if new industry standards and practices emerge, our existing website and proprietary technology and systems may become obsolete. Our future success will depend on our ability to do the following:

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

  Although we expect to periodically enhance and expand our website, transaction-processing systems and network infrastructure, we may experience interruptions in our systems. We may be unable to project the rate or timing of increases, if any, in the use of our website. This would make it difficult for us to effectively upgrade and expand our transaction-processing systems and to smoothly integrate any newly developed or purchased modules with our existing systems. To the extent we are required to outsource any technological enhancements or become dependent on third party proprietary technology, expanding and upgrading our systems could become more difficult. Due to the seasonal nature of our business, it is particularly important that we are able to expand our website, transaction-processing systems and network infrastructure as necessary in preparation for the holiday season and that we operate during that period without systems interruptions. Our failure to achieve or maintain high capacity data transmission without system downtime, particularly during this period, would adversely affect our business.

  Substantially all of our computer and communications hardware systems related to transaction processing and network infrastructure are hosted at a third-party facility owned and operated by Exodus Communications in Waltham, Massachusetts. Our systems and operations, including our fulfillment operation, at our new distribution center in Mansfield, Massachusetts, are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, break-ins, earthquake and similar events. Furthermore, our servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We have no formal disaster recovery plan, and our business interruption insurance may not adequately compensate us for losses that may occur. The occurrence of a natural disaster or unanticipated problems our new distribution center or at the Exodus Communications facility could cause interruptions or delays in our business, loss of data or render us unable to accept and fulfill customer orders. The occurrence of any or all of these events could adversely affect our reputation, brand and business.

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

  In addition, the European Union recently enacted its own privacy regulations. The European Union Directive on the Protection of Personal Data (the "EU Directive"), which became effective in October 1998, fosters electronic commerce by establishing a stable framework to ensure both a high level of protection for private individuals and the free movement of personal data within the European Union. The European Union and the U.S. Department of Commerce are currently negotiating an agreement under which the privacy policies of U.S. businesses may be deemed to be adequate under the EU Directive. Until such time as an agreement is reached, the European Union has voluntarily agreed to a moratorium on enforcement of the EU Directive against U.S. businesses. Although the Company has received less than 2% of revenues from outside of the United States in the six months ended June 30, 2000, the European legislation and its adoption via any agreement could adversely affect our ability to expand our sales efforts to Europe by limiting how information about us can be sent over the Internet in the European Union and limiting our efforts to collect information from European users.

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

  We may need to expend significant additional capital and other resources to protect against security breaches or alleviate problems caused by any such breaches. We cannot guarantee that security breaches will not occur, and if our security measures fail, our business could be harmed. Any penetration of our network security or misappropriation of our users' personal or credit card information could subject us to liability. Claims could also be based on other misuses of personal information, including the use of this information for unauthorized marketing purposes. These claims could result in litigation.

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

PRIVACY CONCERNS AND LEGISLATION MAY LIMIT THE INFORMATION WE CAN GATHER.

  When a visitor first arrives at our website, our software creates a profile for that visitor. If the visitor registers or logs in, the visitor's identity is added to the profile, preserving any profile information that was gathered up to that point. We track both explicit user profile data supplied by the user, as well as implicit profile attributes derived from the user's behavior on the website. We also suggest that parents provide us with an educational profile on their children, an important feature of our website. Privacy concerns relating to children are particularly acute. Privacy concerns may cause visitors to resist providing the personal data or avoid websites that track the behavioral information necessary to support this profiling capability. More importantly, even the perception of security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of our products. For example, the European Union recently adopted a directive addressing data privacy that may limit the collection and use of certain information regarding Internet users. This directive may limit our ability to target advertising or collect and use information in certain European countries. In addition, legislative or regulatory requirements may heighten these concerns if businesses must notify website users that the data captured after visiting websites may be used to direct product promotion and advertising to that user. Other countries and political entities, such as the European Union, have adopted such legislation or regulatory requirements. The United States may adopt similar legislation or regulatory requirements. If privacy legislation is enacted or consumer privacy concerns are not adequately addressed, our business, financial condition and operating results could be harmed.

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

OUR REVENUES COULD DECREASE IF WE BECAME SUBJECT TO SALES AND OTHER TAXES.

  We do not currently collect sales or other similar taxes for physical shipments of goods into states other than Massachusetts. However, one or more local, state, federal or foreign jurisdictions may seek to impose sales tax collection obligations on us. In addition, any new operation in states outside Massachusetts could subject our shipments in such states to state sales taxes under current or future laws. A number of legislative proposals have been made at the federal, state and local level and by foreign governments that would impose additional taxes on the sale of goods and services over the Internet and certain states have taken measures to tax Internet-related activities. Although Congress recently placed a three-year moratorium on new state and local taxes on Internet access or on discriminatory taxes on electronic commerce, existing state or local laws were expressly excepted from this moratorium. Further, once this moratorium expires, some type of federal and/or state taxes may be imposed upon Internet commerce. The moratorium is presently scheduled to expire on October 20, 2001. Such legislation or other attempts at regulating commerce over the Internet may substantially impair the growth of commerce on the Internet and, as a result, adversely affect our opportunity to derive financial benefit from such activities. If one or more states or any foreign country successfully asserts that we should collect sales or other taxes on the sale of our products, it could adversely affect our business and results of operations.

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


                           PART II: OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

In connection with the equipment line credit facility entered into in April 13, 2000, the Company issued to TLP Leasing Programs, Inc. 16,667 warrants for Company common stock at an exercise price of $3.00 per share and an aggregate exercise price of $50,001. Upon the exercise of the warrants, which may take place at any time before the expiration of warrants of April 13, 2006, each warrant shall convert into one share of the Company's common stock, par value
$.01 per share.   The Company claims that the offer and sale of the Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D. The warrants were offered only to TLP Leasing Programs, Inc., an "Accredited Investor" as such term is defined in Rule 501 of Regulation D.

(d) Use of Proceeds from Registered Securities

We received capital from investors in three private venture capital financings totaling $37.0 million through July 1999. On November 23, 1999, the Company completed an initial public offering of 4,500,000 shares of common stock $0.01 par value per share (5,175,000 shares including 658,500 over-allotment shares and 16,500 shares offered by selling stockholders), resulting in net proceeds to the Company of $65.9 million. The primary purposes of the initial public offering were to increase our capitalization and financial flexibility, create a public market for SmarterKids.com's common stock, and facilitate future access to public markets. As of June 30, 2000, SmarterKids.com used $24.4 million of the offering proceeds for working capital and approximately $41.5 million of the offering proceeds remain in cash and short-term investments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's annual meeting of stockholders was held on June 16, 2000. Holders of an aggregate of 20,473,012 shares at the close of business on April 21, 2000 were entitled to vote at the meeting. A total of 16,881,325 shares of common stock voted at the annual meeting. At the meeting, the Company's stockholders voted as follows:

PROPOSAL I. To re-elect Messrs. Brian Hickey and Michael Kolowich as Class I Directors, each to serve for a three-year term.

                             Total Votes for             Total Votes             Abstentions from          Broker
Director Name                   Proposal I         Withheld for Proposal I          Proposal I            Non-votes
----------------------------------------------------------------------------------------------------------------------
Brian Hickey                   16,830,918                  50,407                        -                    -
Michael Kolowich               16,824,448                  56,877                        -                    -

  Messrs. Jeff A. Pucci, and Michael T. Fitzgerald will continue to hold office until the 2001 annual meeting of stockholders or until their successors have been duly elected or until their earlier resignation or removal. Messrs. David Blohm and Richard A. D'Amore will continue to hold office until the 2002 annual meeting of stockholders or until their successors have been duly elected or until their earlier resignation or removal

PROPOSAL II. To approve an amendment to the Company's 1999 Stock Option and Incentive Plan to increase the number of shares of common stock authorized thereunder from 2,000,000 to 3,500,000.

Total Votes for          Total Votes Against          Abstentions from       Broker Non-votes
 Proposal I                  Proposal II                 Proposal II
----------------------------------------------------------------------------------------------
     12,265,916               723,724                     16,535                 3,875,150

PROPOSAL III. To ratify the selection of the firm of PricewaterhouseCoopers LLP, independent public accountants, as the Company's auditors for the fiscal year ending December 31, 2000.

Total Votes for          Total Votes Against          Abstentions from       Broker Non-votes
 Proposal III                Proposal III                Proposal II
----------------------------------------------------------------------------------------------
     16,775,263                103,055                      3,007                     -


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  EXHIBITS


EXHIBIT NO.                                                     Exhibit
-------------  ----------------------------------------------------------------------------------------------------------
   10.10       Lease Agreement dated April 7, 2000 between Smarterkids.com, Inc. and Keep Your Day Job, LLC
   27.1        Financial Data Schedule


  (b)  REPORTS ON FORM 8-K.

       Not applicable.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SMARTERKIDS.COM, INC.
                                (Registrant)


Date:  August 11, 2000          By: /s/ Robert J. Cahill
                                    -------------------------
                                    Robert J. Cahill
                                    Chief Financial Officer
                                    (Duly Authorized Officer and
                                    Principal Financial and Accounting Officer)

                                 Exhibit Index


10.10 Lease Agreement dated April 7, 2000 between SmarterKids.com, Inc. and Keep Your Day Job, LLC

27.1   Financial Data Schedule