Form 10-Q
period 2000-09-30
SMARTERKIDS COM INC
filed 2000-11-14
CIK 1091893

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

                For The Fiscal Quarter Ended September 30, 2000

                        COMMISSION FILE NUMBER 0-27717

                             SMARTERKIDS.COM, INC.
            (Exact name of registrant as specified in its charter)

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


  The number of shares outstanding of the registrant's $.01 par value common stock as of November 13, 2000 was 20,651,115.
================================================================================

                             SMARTERKIDS.COM, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                       QUARTER ENDED SEPTEMBER 30, 2000



                                   CONTENTS

Item Number                                                                 Page
-----------                                                                 ----
 PART I: FINANCIAL INFORMATION.............................................    3
  ITEM 1.  FINANCIAL STATEMENTS............................................    3
    BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
      (unaudited)..........................................................    3
    STATEMENT OF OPERATIONS FOR THE THREE MONTHS AND THE NINE MONTHS
      ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 2000 (unaudited)..........    4
    STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999
      AND THE THREE MONTHS ENDED SEPTEMBER 30, 2000 (unaudited)............    5
    NOTES TO FINANCIAL STATEMENTS..........................................    6
  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS...........................................    8
    CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS.........................   12
  ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......   21

 PART II: OTHER INFORMATION................................................   22
  ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.......................   22
  ITEM 5.  OTHER INFORMATION...............................................   22
  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K................................   23

  SIGNATURES
  EXHIBIT INDEX
      EXHIBIT 10.1 FORM OF CHANGE OF CONTROL FOR EXECUTIVE OFFICERS
      EXHIBIT 10.2 FORM OF CHANGE OF CONTROL FOR SENIOR EXECUTIVE OFFICERS
      EXHIBIT 27.1 FINANCIAL DATA SCHEDULE

                         PART I: FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                             SMARTERKIDS.COM, INC.
                                 BALANCE SHEET
                                 -------------
                       (In thousands, except share data)
                                  (Unaudited)


                                                  SEPTEMBER 30,   DECEMBER 31,
                                                       2000           1999
                                                  ------------   ------------
ASSETS
Current assets:
  Cash and cash equivalents......................  $ 17,754       $ 55,621
  Short-term investments.........................    15,201         11,735
  Accounts receivable, net of allowance for
   doubtful accounts of $22 and $27 at
   September 30, 2000 and December 31, 1999,
   respectively..................................       175            132
  Inventories....................................     4,161          8,902
  Other current assets...........................     2,573          2,403
                                                   --------       --------
    Total current assets.........................    39,864         78,793
Property and equipment, net......................     5,469          2,421
Other assets.....................................     1,761             --
Intangible assets, net...........................       362            621
Restricted cash                                       1,028            500
                                                   --------       --------
Total assets.....................................  $ 48,484       $ 82,335
                                                   ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long term debt and capital
   lease obligations.............................  $    541       $     74
  Accounts payable...............................     2,123         10,996
  Accrued expenses...............................     2,983          6,699
  Deferred revenue...............................       533            811
  Other current liabilities......................        72             87
                                                   --------       --------
    Total current liabilities....................     6,252         18,667
Long term debt and capital lease obligations,
 net of current portion..........................       806             34
                                                   --------       --------
    Total liabilities............................     7,058         18,701
                                                   --------       --------

Commitments and contingencies (Note 4)                   --             --

Stockholders' equity:
  Common stock, $0.01 par value; 90,000,000
   shares authorized; 20,641,040 and 20,301,770
   shares issued and outstanding at September 30,
   2000 and December 31, 1999, respectively......       206            203
  Additional paid-in capital.....................   112,374        112,907
  Deferred stock compensation....................    (4,494)        (6,286)
  Accumulated deficit............................   (66,660)       (43,190)
                                                   --------       --------
    Total stockholders' equity...................    41,426         63,634
                                                   --------       --------
    Total liabilities and stockholders' equity...  $ 48,484       $ 82,335
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

                             SMARTERKIDS.COM, INC.
                            STATEMENT OF OPERATIONS
                            -----------------------
                     (In thousands, except per share data)
                                  (Unaudited)

                                                 FOR THE          FOR THE
                                              THREE MONTHS      NINE MONTHS
                                                 ENDED             ENDED
                                              SEPTEMBER 30,     SEPTEMBER 30,
                                           ----------------  ------------------
                                              2000     1999      2000      1999
                                           -------  -------  --------  --------

Net revenues.............................. $ 1,507  $   721  $  4,504  $  1,108
Cost of revenues..........................   1,136      516     3,386       795
                                           -------  -------  --------  --------
Gross profit..............................     371      205     1,118       313
                                           -------  -------  --------  --------
Operating expenses:
  Marketing and sales.....................   5,771    5,013    20,215    10,726
  Development.............................     782      328     2,546     1,149
  General and administrative..............     768      750     2,490     1,091
  Stock compensation......................     860    1,209     1,374     1,789
                                           -------  -------  --------  --------
    Total operating expenses..............   8,181    7,300    26,625    14,755
                                           -------  -------  --------  --------
Loss from operations......................  (7,810)  (7,095)  (25,507)  (14,442)
Interest and other income (expense), net..     555      248     2,037       300
                                           -------  -------  --------  --------
Net loss..................................  (7,255)  (6,847)  (23,470)  (14,142)
Accretion of redeemable preferred stock         --     (119)       --      (119)
                                           -------  -------  --------  --------
Net loss attributable to common
 stockholders............................. $(7,255) $(6,966) $(23,470) $(14,261)
                                           =======  =======  ========  ========
Basic and diluted net loss per common
 share.................................... $ (0.35) $ (3.52) $  (1.15) $  (8.10)
Weighted average shares outstanding-basic
 and diluted..............................  20,607    1,977    20,476     1,760

  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                (In thousands)
                                  (Unaudited)

                                                                FOR THE
                                                           NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                     ---------------------------
                                                       2000               1999
                                                     --------           --------
Cash flows from operating activities:
  Net loss  .                                       $(23,470)          $(14,142)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization..................    1,368                 49
    Stock compensation expense.....................    1,374              1,789
    Changes in assets and liabilities:
          Accounts receivable......................      (43)               708
          Inventories..............................    4,741                104
          Other assets.............................     (170)            (2,986)
          Other long-term assets...................   (1,761)                --
          Accounts payable.........................   (8,873)             4,186
          Accrued expenses.........................   (3,716)             1,143
          Other current liabilities................     (293)              (386)
                                                    --------           --------
Net cash used in operating activities..............  (30,843)            (9,535)
                                                    --------           --------

Cash flows from investing activities:
       Purchase of short-term investments .........   (3,466)            (5,000)
       Purchases of property and equipment.........   (4,157)            (1,041)
       Purchase of intangible assets...............       --               (150)
       Deposit of restricted cash..................     (528)              (500)
                                                    --------           --------
Net cash used in investing activities..............   (8,151)            (6,691)
                                                    --------           --------

Cash flows from financing activities:
       Proceeds from long-term borrowings..........    1,601                 --
       Repayments of long-term borrowings..........     (362)               (59)
       Proceeds from issuance of Series C
       redeemable preferred stock, net of issuance
        costs......................................       --             25,260
       Proceeds from exercise of common stock
        options....................................       25                113
       Proceeds from exercise of common stock
        warrants...................................       15                 --
       Proceeds from the purchase of common stock
        under the Employee Stock Purchase Plan.....       52                 --

       Increase from estimated IPO costs...........     (204)                --
                                                    --------           --------
Net cash provided by financing activities .........    1,127             25,314
                                                    --------           --------

Net decrease in cash and cash equivalents .........  (37,867)             9,088
Cash and cash equivalents at beginning of period...   55,621              4,273
                                                    --------           --------
Cash and cash equivalents at end of period......... $ 17,754           $ 13,361
                                                    ========           ========

  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------
                                  (Unaudited)

1.   BASIS OF PRESENTATION:

  The interim financial statements as of and for the nine months ended
September 30, 2000 and 1999 have been prepared by SmarterKids.com, Inc. ("SmarterKids.com" or the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These statements are unaudited and, in the opinion of management, include all adjustments (consisting only of normal recurring adjustments and accruals) necessary to present fairly the balance sheet and the statement of operations and cash flows for the periods presented. Operating results for the nine months ended September 30, 2000 may not be indicative of the results for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the rules and regulations of the SEC. These financial statements should be read in conjunction with the audited financial statements and accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

Marketing and Sales Expenses

  Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment costs including service fees to J.L. Hammett Co., commissions to online marketing companies and expenses for personnel engaged in marketing and merchandising. Fulfillment costs represent costs incurred in operating and staffing the distribution center and the customer service department, picking and packing customer orders for shipment, responding to inquires from customers, credit card fees, as well as fees paid to J.L. Hammett Co., a fulfillment partner during the first six months of 2000.
As of July 1, 2000, the Company discontinued using J.L. Hammett Co. as a third party fulfillment partner due to the opening of its own distribution facility. Fulfillment costs were $1,111,000 and $203,000 for the quarters ended September 30, 2000 and 1999, respectively, and $1,538,000 and $340,000 for the nine months ended September 30, 2000 and 1999, respectively. Advertising costs are charged to operations as incurred. Advertising expenses were $2,553,000 and $3,827,000 for the quarters ended September 30, 2000 and 1999, respectively, and $10,610,000 and $8,040,000 for the nine months ended September 30, 2000 and 1999, respectively.

Recent Accounting Pronouncements

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

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 138, which was issued in June 2000. The Company will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The

                             SMARTERKIDS.COM, INC.

Company has not yet determined the impact of the adoption of SFAS No. 133 on its financial condition, results of operations, or business practices.

  In March 2000, the Emerging Issues Task Force ("EITF") of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs."
This consensus provided guidance on what types of costs incurred to develop web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. The adoption of this consensus had no material impact on the Company's financial statements.

2.   PROPERTY AND EQUIPMENT:

  Property and equipment consist of the following (in thousands):

                                                    September 30,   December 31,
                                                        2000           1999
                                                       ------         ------
          Software.................................    $1,769         $  377
          Furniture and fixtures...................       230            207
          Computer and office equipment............     3,928          1,774
          Leasehold improvements...................     1,095            507
                                                       ------         ------
                                                        7,022          2,865
          Less--Accumulated depreciation and
           amortization............................     1,553            444
                                                       ------         ------
                                                       $5,469         $2,421
                                                       ======         ======

  During April 2000, the Company entered into a lease agreement for a new distribution facility. As of September 30, 2000, there was $3,114,000 of capital costs associated with the opening of the new distribution facility held in fixed assets. The five-year lease requires minimum annual payments of approximately $900,000.

3.  EQUIPMENT LINE OF CREDIT:

  During the quarter ended March 31, 2000, the Company secured a three-year equipment line of credit facility. Through September 30, 2000, borrowings and equipment collateralized under this agreement were $1.5 million. The interest on the agreement is the three-year U.S. Treasury rate plus 3.5%. In accordance with the agreement, the balance under the line of credit was converted to a 36-month term loan at the time of funding. Accordingly, the Company is making payments of approximately $45,000 per month over the term of the loan. At September 30, 2000, a total balance of $1.2 million remains outstanding and no additional amounts are available under the line.

  During the quarter ended June 30, 2000, the Company secured additional borrowing capacity of $1.0 million under another three-year equipment line of credit facility. Equipment collateralized under this agreement were $149,000. The interest on the borrowings is 9% per annum. The Company issued warrants for the purchase of 16,667 shares of common stock with an exercise price of $3.00 per share in connection with obtaining the facility. The warrants have been valued and a discount of $8,645 has been recorded on the lease obligation. The discount is being amortized to interest expense over the life of the line of credit. At September 30, 2000, a balance of $131,000 remains outstanding.

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

5.   STOCKHOLDERS' EQUITY:

  In March 2000, the Financial Accounting Standard Board ("FASB") issued
FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Policy Bulletin ("APB") APB Opinion
No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously issued fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

  On September 7, 2000, the Company completed a direct repricing of certain employee stock option grants. As part of the repricing, the Company reduced the exercise price of all outstanding options with exercise prices of greater than $1.50 per share. The new exercise price of these repriced options was reset to $1.50 per share, which was equal to the market value of the Company's common stock on September 7, 2000. The number of options repriced totaled 2,325,574. The Company is accounting for the repriced options as a variable award. In the quarter ending September 30, 2000, the Company recorded an incremental non-cash stock compensation charge of $110,000 as a result of the repricing.

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


RECENT EVENTS

The Company's recent initiatives include:

 . SmarterKids.com launched its State Test Prep Center providing parents with essential standardized testing information for all 50 states.

 . SmarterKids.com introduced its Grandparents Center featuring product recommendations, news, and gift-giving advice for grandparents. The Center offers a variety of shopping and browsing options that make selecting the perfect gift as easy as possible.

 . SmarterKids.com introduced school supplies to its product mix. As a convenience for parents, SmarterKids.com's educators selected school supplies for children, preschool through grade nine, and also created Back-To-School Essential Kits and Fun Kits, containing grade-appropriate tools for school.

 . SmarterKids.com partnered with Riverdeep Group to offer the latter's online, subscription-based learning applications including its flagship math courseware, "Destination MATH" to hundreds of thousands of customers, creating a new source of revenue for both partners. Through this partnership, SmarterKids.com will also recommend products to complement the Riverdeep learning program.


RESULTS OF OPERATIONS

  Revenues. Revenues in fiscal 2000 and 1999 primarily consist of online sales of third-party educational products and charges to customers for shipping. Also included in fiscal 2000 and 1999 revenues are sales of our proprietary CD-ROM products, which we offer on a limited basis. The revenue for the quarter ended September 30, 2000 also includes revenue related to gift certificates previously sold to a third party which expired unused. In the quarters and nine months ended September 30, 2000 and 1999, we continued to derive substantially all of our revenues from sales within the United States. Revenues are recognized upon shipment to the customer and are net of promotional discounts, coupons and return allowances, which are determined by historical trends of actual returns.

  Revenues were $1.5 million and $721,000 in the quarters ended September 30, 2000 and 1999, respectively, and $4.5 million and $1.1 million in the nine months ended September 30, 2000 and 1999, respectively. In the quarter and nine months ended September 30, 2000, we recognized $228,000 of previously deferred gift certificate revenue on gift certificates expiring unused. The increase in revenue in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 and in the nine months ended September 30, 2000 from the nine months ended September 30, 1999 resulted from increased marketing efforts and brand-building during the more recent periods as well as revenue recognized from expired coupons.

  Cost of revenues. Cost of revenues consists primarily of the cost of products sold to customers and the cost of shipping products to our customers. We anticipate that our gross margins will fluctuate from quarter to quarter depending on consumer preferences for our mix of products. The cost of revenues was $1.1 million and $516,000 in the quarters ended September 30, 2000 and 1999, respectively, and $3.4 million and $795,000 in the nine months ended September 30, 2000 and 1999, respectively. During the quarter ended September 30, 2000, the Company recorded an inventory obsolescence charge of $209,000 for software products held in inventory. The increase in cost of revenues in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 and in the nine months ended September 30, 2000 from the nine months ended September 30, 1999 was principally attributable to growth in online sales. Our gross margin decreased to 25% in each of the 2000 periods from 28% in each of the 1999 periods due to slightly lower gross margins on new products introduced, obsolescence charges and increased freight charges.

  Marketing and sales. Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment costs, commissions to online marketing companies expenses for personnel engaged in marketing, and merchandising activities. Fulfillment costs represent costs incurred in operating and staffing the distribution center and the customer service department, picking and packing customers' orders for shipment, responding to inquires from customers, credit card fees, as well as fees paid to J.L. Hammett Co., a fulfillment partner during the first six months of 2000. As of July 1, 2000, the Company discontinued using J.L. Hammett Co. as a third party fulfillment partner due to the opening of its own distribution facility.

  Marketing and sales expenses were $5.8 million and $5.0 million in the quarters ended September 30, 2000 and 1999, respectively, and $20.2 million and $10.7 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 and in the nine months ended September 30, 2000 from the nine months ended September 30, 1999 was primarily attributable to increased advertising and promotional activities, fees to our previous fulfillment partner, J.L. Hammett Co., as well as the hiring of employees to staff our distribution center which opened for operations July 1, 2000.

  Fulfillment costs included in marketing and sales expense were $1,111,000 and $203,000 for the quarters ended September 30, 2000 and 1999, respectively, and $1,538,000 and $340,000 for the nine months ended September 30, 2000 and 1999, respectively.

In September 2000, the EITF reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. We already classify shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, including fulfillment costs, the EITF determined that the classification and amount of such costs is an accounting policy decision that should be disclosed. We classify fulfillment costs in marketing and sales expenses. These costs are primarily composed of distribution facility expenses, including equipment and supplies, payroll and travel expenses for personnel engaged in distribution activities, third party fulfillment fees, credit card fees and the costs of customer support. These costs represent facility costs necessary for warehousing inventory, as well as costs incurred to pick and pack a customer order and the related packaging supplies.

  Development. Development expenses consist primarily of payroll and related costs for personnel performing website design, development, maintenance and testing. Development expenses were $782,000 and $328,000 in the quarters ended September 30, 2000 and 1999, respectively, and $2.5 million and $1.1 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 and in the nine months ended September 30, 2000 from the nine months ended September 30, 1999 was attributable primarily to costs related to maintaining, testing and enhancing the features, content and functionality of our website, as well as the hiring of additional employees.

  General and administrative. General and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional service expenses and other general corporate expenses. General and administrative expenses were $768,000 and $750,000 in the quarters ended September 30, 2000 and 1999, respectively, and $2.5 million and $1.1 million in the nine months ended September 30, 2000 and 1999, respectively.
The increase in the quarter ended September 30, 2000 from the quarter ended September 30, 1999 and in the nine months ended September 30, 2000 from the nine months ended September 30, 1999 was attributable primarily to the costs related to the expansion of our operations and infrastructure, as well as the hiring of additional employees.

  Stock compensation.   We recorded non-cash stock compensation expense of
$860,000 and $1.2 million in the quarters ended September 30, 2000 and 1999, respectively, and $1.4 million and $1.8 million in the nine months ended September 30, 2000 and 1999, respectively, related to amortization of deferred stock compensation for options and warrants granted to employees and non-employees. Included in the quarter ended September 30, 2000 was deferred stock compensation of $242,000 recorded in connection with the acceleration of J.L. Hammett warrants and $110,000 recorded in connection with the repricing of certain of our employee stock options.

  On September 7, 2000, the Company completed a direct repricing of certain employee stock option grants. As part of the repricing, the Company reduced the exercise price of all outstanding options with exercise prices of greater than $1.50 per share. The new exercise price of these repriced options was reset to $1.50 per share, which was equal to the market value of the common stock on September 7, 2000. The number of options repriced totaled 2,325,574. The Company is accounting for the repriced options as a variable award. In the quarter ending September 30, 2000, the Company recorded an incremental non-cash stock compensation charge of $110,000 as a result of the repricing.

  Interest and other income (expense), net. Interest and other income (expense), net consists primarily of interest income earned on our short-term investments offset by interest expense related to short-term lease obligations and borrowings under our equipment line of credit. Interest and other income (expense), net increased to $555,000 in the quarter ended September 30, 2000 from $248,000 in the quarter ended September 30, 1999 and to $2.0 million in the nine months ended September 30, 2000 from $300,000 in the nine months ended September 30, 1999. The increase was primarily attributable to an increase in interest income generated from higher balances of capital invested in commercial paper, corporate and treasury notes and auction rates. The higher balances of capital were generated from our initial public offering.

LIQUIDITY AND CAPITAL RESOURCES

  Since our inception, we have incurred significant losses. We have met our cash requirements primarily through the sale of capital stock and the use of capital leases. We received capital from investors in three private venture capital financings totaling $37.0 million through July 1999. On November 23, 1999, we completed an initial public offering of 4,500,000 shares of common stock resulting in net proceeds of $65.9 million. The primary purposes of the initial public offering were to increase our capitalization and financial flexibility, create a public market for SmarterKids.com's common stock, and facilitate future access to public markets. As of September 30, 2000, we have used $32.9 million of the offering proceeds for working capital.

  Net cash used in operating activities was $30.8 million and $9.5 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in net cash used in operating activities from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 was primarily attributable to a larger net loss and payments to vendors for inventory, advertising expenses and the build out of our new distribution center. We expect that operating cash requirements will increase and that a significant portion of our cash used in operating activities will be attributable to investments in inventory and advertising.

  Net cash used in investing activities has been primarily for purchases of fixed assets and short-term investments. Cash used in investing activities was $8.2 million and $6.7 million in the nine months ended September 30, 2000 and 1999, respectively. The increase in cash used in investing activities was primarily attributable to increased purchases of equipment for the build-out of our new distribution facility and the purchase of short-term investments.

  Net cash provided by financing activities was $1.1 million and $25.3 million in the nine months ended September 30, 2000 and 1999, respectively. Net cash provided by financing activities in the nine months ended September 30, 2000 primarily reflects the net proceeds of $1.6 million from an equipment line of credit. Net cash provided by financing activities in the nine months ended September 30, 1999 consisted of proceeds from the exercise of stock options.

  During the first quarter of 2000, we entered into a $1.5 million three-year equipment line of credit facility. Equipment collateralized under this agreement approximates $1.5 million at September 30, 2000. The interest on the agreement is equal to the three-year U.S. Treasury rate plus 3.5%. We are making payments on this credit facility of $45,000 per month.

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

  As of September 30, 2000, we had $17.8 million of cash and cash equivalents and $15.2 million of short-term investments. As of that date, our principal commitments consisted of obligations outstanding under an equipment line of credit and capital leases in the amount of $1.3 million, commitments for annual facility lease obligations of $20.0 million, and accounts payable of $2.1 million. We anticipate that our business model will require us to commit significant resources to aggressively promote our brand, expand our product and service offerings and enhance our infrastructure.

  We currently anticipate that current cash, cash equivalents and short-term investments will be sufficient to meet our anticipated needs for working capital and capital expenditures through the next twelve months. We anticipate that we are likely to need additional financing to execute our business model after such twelve months, or sooner if we need to respond to business contingencies such as lower-than-anticipated revenues, funding additional advertising expenditures, developing new or enhancing existing content, features or services, enhancing our operating infrastructure, responding to competitive pressures, or acquiring complementary businesses or technologies. We have transitioned customer order fulfillment to our own distribution facility during the second quarter in 2000. In conjunction with this transaction, we invested capital for the infrastructure to support these fulfillment activities at the new distribution facility. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders may be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot be certain that additional financing will be available to us on favorable terms when required, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

  In December 1999, the SEC staff released SAB 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Subsequently, SAB 101 A and B have been released which direct the application of the guidance in SAB 101 to be required in our fourth quarter of 2000. The effects of applying this guidance, if any, will be reported as a cumulative effect adjustment resulting from a change in accounting principle. We do not expect the adoption of SAB 101 to have a material effect on our financial statements, however, the final evaluation of SAB 101 with respect to the Company is not yet complete.

  In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"as amended by SFAS No. 138, which was issued in June 2000. The Company will adopt SFAS No. 133 on January 1, 2001. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company has not yet determined the impact of adoption of SFAS No. 133 on its financial condition, results of operations, or business practices.

  In March 2000, the EITF of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provided guidance on what types of costs incurred to develop web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. The adoption of this consensus had no material impact on the Company's financial statements.

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

  Since inception, we have incurred significant losses. As of September 30, 2000, we had an accumulated deficit of $66.6 million. We incurred a net loss of $23.5 million for the nine months ended September 30, 2000. We expect operating losses and negative cash flow to continue for the foreseeable future.

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

  The market for children's educational books, toys and games, and software is highly seasonal increasing significantly during the holiday season. In addition, Internet usage generally declines in the summer. Accordingly, we expect to experience seasonal fluctuations in our revenue. In particular, we expect a disproportionate amount of our revenue to be realized during any quarter of each calendar year. If for any reason our revenue is below expectations during the fourth quarter, our annual operating results would be adversely affected.
In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and fulfillment relationships and may cause a shortfall in revenue as compared to expenses in a given period. These seasonal patterns will cause quarterly fluctuations in our operating results and could adversely affect our financial performance.

WE PAY COMMISSIONS TO COMPANIES WITH WHICH WE HAVE ONLINE MARKETING RELATIONSHIPS. OUR PROFITS AS A PERCENTAGE OF REVENUES WILL DECREASE AS THE PROPORTION OF OUR REVENUES FROM THESE ARRANGEMENTS INCREASES.

  Our relationships with online companies are intended to drive traffic to our website. Approximately 5% of our revenues in the quarter ended September 30, 2000 was derived from these relationships. We pay commissions to these companies based on a percentage of the revenues we derive from these relationships. Although these relationships are intended to increase the number of our customers and, therefore, our revenues, as revenues derived from these relationships increases, our profit as a percentage of revenues will decrease.

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

THE INABILITY TO PERFORM OUR OWN DISTRIBUTION SERVICES COULD LEAD TO INTERRUPTIONS IN OUR OPERATIONS, LOST REVENUES AND INCREASED EXPENSE.

  In June 2000, we moved our order fulfillment from a third party partner, J.L. Hammett Co., to our own distribution facility in Mansfield, Massachusetts. Our inability to manage our distribution center could lead to interruptions in our operations, lost revenues and increased expense.

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

 .  mass market retail chains, such as Kmart, Target and Wal-Mart

 . mass market book sellers, toy stores and computer hardware and software stores, such as Barnes & Noble, Toys "R" Us and CompUSA

 . traditional regional or local bookstores, toy stores and computer and software stores

 . traditional specialty educational retailers, such as Learning Express and Zany Brainy

 . online book sellers, toy sellers and computer software sellers, such as Amazon.com, eToys, KBkids.com and Beyond.com

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

IF WE ARE UNABLE TO MANAGE OUR GROWTH AND THE RELATED EXPANSION IN OUR OPERATIONS EFFECTIVELY, OUR BUSINESS MAY BE HARMED.

  Our ability to successfully offer products and services and implement our business model in a rapidly evolving market requires an effective planning and management process. We continue to increase the scope of our operations and have grown our headcount substantially. Excluding part-time employees, we have grown from 15 employees at December 31, 1997 to 133 employees at September 30, 2000. We will need additional personnel in the future. We may be unable to hire qualified employees as needed. Our growth has placed, and our anticipated future operations will continue to place, a significant strain on our management, information systems, network and other resources.

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

  Our success, in particular our ability to successfully receive and fulfill orders and provide high quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications systems. As of June 2000, all orders are fulfilled at our own distribution center in Mansfield, MA.

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

  In addition, the European Union recently enacted its own privacy regulations. The European Union Directive on the Protection of Personal Data (the "EU Directive"), which became effective in October 1998, fosters electronic commerce by establishing a stable framework to ensure both a high level of protection for private individuals and the free movement of personal data within the European Union. The European Union and the U.S. Department of Commerce are currently negotiating an agreement under which the privacy policies of U.S. businesses may be deemed to be adequate under the EU Directive. Until such time as an agreement is reached, the European Union has voluntarily agreed to a moratorium on enforcement of the EU Directive against U.S. businesses. Although the Company has received 3% of revenues from outside of the United States in the nine months ended September 30, 2000, the European legislation and its adoption via any agreement could adversely affect our ability to expand our sales efforts to Europe by limiting how information about us can be sent over the Internet in the EU and limiting our efforts to collect information from European users.

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

SMARTERKIDS.COM'S STOCK PRICE, LIKE THAT OF OTHER RETAIL E-COMMERCE COMPANIES, IS SUBJECT TO SIGNIFICANT VOLATILITY WHICH COULD RESULT IN SUBSTANTIAL LOSSES FOR INDIVIDUAL SECURITY HOLDERS.

  Our stock price has been and is likely to continue to be highly volatile because of the following factors, some of which are beyond our control:

 .  speculation in the press or investment community
 .  changes in revenue or earnings estimates by the investment community
 .  announcement of new competitors in a highly competitive marketplace
 .  changes in the economic performance and/or market valuations of other internet, online commerce or retail companies
 . volatility in the stock markets, particularly with respect to internet stocks, and decreases in the availability of capital for Internet-related businesses

  In addition, Smarterkids.com's stock price may be affected by general market conditions and economic factors unrelated to Smarterkids.com's performance.

   From November 23, 1999 (the first day of public trading of our common stock), through November 13, 2000, the high and low sales prices of our common stock fluctuated between $17.13 and $1.03. On November 13, 2000, the closing price of our common stock was $1.91. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the prices of our common stock to fall.

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


                          PART II: OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities

In connection with the equipment line credit facility entered into in April 13, 2000, the Company issued to TLP Leasing Programs, Inc. 16,667 warrants for Company common stock at an exercise price of $3.00 per share and an aggregate exercise price of $50,001. Upon the exercise of the warrants, which may take place at any time before the expiration of warrants of April 13, 2006, each warrant shall convert into one share of the Company's common stock, par value
 .01 per share.   The Company claims that the offer and sale of the Shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 506 of Regulation D. The warrants were offered only to TLP Leasing Programs, Inc., an "Accredited Investor" as such term is defined in Rule 501 of Regulation D.

During the nine months ended September 30, 2000, there have been no changes with respect to the Company's common stock. We received capital from investors in three private venture capital financings totaling $37.0 million through July 1999.

(d) Use of Proceeds from Registered Securities

On November 23, 1999, the Company completed an initial public offering of 4,500,000 shares of common stock $0.01 par value per share (5,175,000 shares including 658,500 over-allotment shares and 16,500 shares offered by selling stockholders), resulting in net proceeds to the Company of $65.9 million. The primary purposes of the initial public offering were to increase our capitalization and financial flexibility, create a public market for SmarterKids.com's common stock, and facilitate future access to public markets. As of September 30, 2000, SmarterKids.com used $32.9 million of the offering proceeds for working capital and approximately $33.0 million of the offering proceeds remain in cash and short-term investments.

ITEM 5.  OTHER INFORMATION

In September 2000, each of Bob Cahill, Richard Viard, Richard Secor, Lisa Tanzer, Dan Davis, Mark DeChambeau, Al Noyes, Joe Panepinto, Evelyn Somers, and John Zimmerman (each an "Executive") and the Company executed a Change of Control Agreement pursuant to which, if the Executive is terminated by the Company as a result of a change of control (as defined in the Change of Control Agreement) within three years from the date of such agreement, the Company would
(i) pay the Executive's base salary until the earlier of (a) six months, or
(b) the date the Executive is employed by a subsequent employer or is engaged as a consultant; (ii) pay the Executive's monthly premium for continued medical and dental insurance coverage if the Executive elects to continue such coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") until the earlier of (a) six months or (b) the date the Executive's COBRA coverage would terminate in accordance with the provisions of COBRA, and (iii) accelerate the vesting of such Executive's incentive and non-qualified options by six months.

In September 2000, each of David Blohm and Jeff Pucci (each a "Senior Executive") and the Company executed a Change of Control Agreement pursuant to which, if the Senior Executive is terminated by the Company as a result of a change of control (as defined in the Change of Control Agreement) within three years from the date of such agreement, the Company would (i) pay the Senior Executive's base salary until the earlier of (a) 12 months, or (b) the date the Senior Executive is employed by a subsequent employer or is engaged as a consultant; (ii) pay the Senior Executive's monthly premium for continued medical and dental insurance coverage if the Senior Executive elects to continue such coverage under COBRA until the earlier of (a) 12 months or (b) the date the Senior Executive's COBRA coverage would terminate in accordance with the provisions of COBRA, and (iii) accelerate the vesting of such Senior Executive officers incentive and non-qualified options by 12 months.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  EXHIBITS


  EXHIBIT NO.  Exhibit
  -----------  -------
         10.1  Form of Change of Control for Executive Officers
         10.2  Form of Change of Control for Senior Executive Officers
         27.1 Financial Data Schedule (This exhibit has been omitted because the information is shown in the financial statements or notes thereto.)


  (b)  REPORTS ON FORM 8-K.

       Not applicable.

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SMARTERKIDS.COM, INC.
                                             (Registrant)


Date:  November 14, 2000                     By: /s/ Robert J. Cahill
                                                 -------------------------------
                                                 Robert J. Cahill
                                                 Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial and
                                                 Accounting Officer)

                                 Exhibit Index

       10.1  Form of Change of Control Agreement for
               Executive Officers

       10.2  Form of Change of Control Agreement for
               Senior Executive Officers

       27.1  Financial Data Schedule