Form 10-K
period 2000-12-31
SMARTERKIDS COM INC
filed 2001-04-02
CIK 1091893

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                _______________

                                   Form 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 or 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934.

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                      ACT OF 1934

                  For The Fiscal Year Ended December 31, 2000


         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the Transition Period From ___ to ___

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 26, 2001, was approximately $13.5 million (based on the closing price of the Registrant's Common Stock on March 26, 2001, of $.75 per share).

     The number of shares outstanding of the registrant's $.01 par value Common Stock as of March 26, 2001 was 20,830,180.

                             SMARTERKIDS.COM, INC.

                          ANNUAL REPORT ON FORM 10-K

                         YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

PART I.................................................................................................     3
------
 ITEM 1.   BUSINESS....................................................................................     3
 ------------------
 ITEM 2.   PROPERTIES..................................................................................    11
 --------------------
 ITEM 3.   LEGAL PROCEEDINGS...........................................................................    11
 ---------------------------
 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................    11
 -------------------------------------------------------------
PART II................................................................................................    11
-------
 ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................    11
 -------------------------------------------------------------------------------
 ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA........................................................    13
 ----------------------------------------------
 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......    14
 -----------------------------------------------------------------------------------------------
 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................    30
 --------------------------------------------------------------------
 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................................................    30
 -----------------------------------------------------
 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE........    30
 ----------------------------------------------------------------------------------------------
PART III...............................................................................................    30
--------
 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........................................    30
 ------------------------------------------------------------
 ITEM 11.  EXECUTIVE COMPENSATION......................................................................    30
 --------------------------------
 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF SMARTERKIDS.COM...........    31
 -------------------------------------------------------------------------------------------
 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............................................    31
 --------------------------------------------------------
PART IV................................................................................................    31
-------
 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.............................    31
 -------------------------------------------------------------------------
SIGNATURES.............................................................................................    32
----------

                                    PART I

Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K are forward - looking statements that involve risks and uncertainties. SmarterKids.com makes such forward -looking statements under the provision of the "Safe Harbor" section of the Private Securities Litigation Reform Act of 1995. Any forward-looking statements should be considered in light of the factors described below in Item 7 under "Factors That May Affect Future Results." Actual results may vary materially from those projected, anticipated or indicated in any forward-looking statements. In this Annual Report on Form 10-K, the words "anticipates," "believes," "expects," "intends," "future," "could," and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances) identify forward-looking statements.

ITEM 1.  BUSINESS

Overview

  SmarterKids.com was incorporated in Delaware in March 1994. SmarterKids.com is an online educational store, launched in November 1998, dedicated to helping parents help their children learn, develop and grow. SmarterKids.com believes that its site offers one of the Internet's most personalized shopping experiences, linking teacher-reviewed toys, games, books, software and hands-on activities through SmarterKids.com's patent-pending evaluation and recommendation process. SmarterKids.com provides educational content, including product reviews, learning styles surveys and personalized product recommendations, to help parents and gift givers find quality products and make informed purchase decisions tailored to a child's individual developmental needs and learning goals.

  SmarterKids.com serves as a resource for parents, offering specialty centers, the Grade Expectations! guide to education standards and thousands of educational products, including both well-known brands and hard-to-find quality offerings, for children ages infant through 12.

  SmarterKids.com integrates carefully selected products, helpful content and interactive tools with an intuitive and easy-to-use website to create a compelling and unique online shopping experience. SmarterKids.com only sells products that its team of educators certified by state regulatory agencies believe have educational, developmental or learning value. SmarterKids.com's collection of products includes over 4,500 books, toys and games, and software titles from over 300 suppliers. Because SmarterKids.com is focused on education, many of its products, particularly toys and games, are often not found on many of the other websites that offer children's products. The My Kid's Store personalization area on the SmarterKids.com website allows parents to build a confidential educational profile of their child that can include information about the child's age and grade, learning styles, learning goals and performance on standardized tests. The SmarterKids.com SmartPicks technology then uses this profile to make product recommendations from SmarterKids.com's distinctive assortment of products tailored to a child's individual developmental profile and goals.

  SmarterKids.com's principal executive offices are located at 15 Crawford Street, Needham, Massachusetts 02494. SmarterKids.com's telephone number is
(781) 449-7567 and its website is www.smarterkids.com.

Industry Background

  SmarterKids.com's business lies at the intersection of the consumer market for educational and developmental products for children and Internet-based commerce.

  The Educational Products Market. As a result of a number of societal trends, including constraints on school budgets and the increasing use of standardized tests, many parents are taking a more active role in their children's education. In their efforts to help their children learn, improve their children's standardized test scores and make learning fun, parents are increasingly purchasing educational books, toys and games, and software.

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

  Limitations of the Traditional Retail Channel. The traditional retail channel, including mass-market retailers, has numerous participants and is highly fragmented. SmarterKids.com believes that, in general, store-based retailers face challenges in providing a shopping experience that meets the needs of parents, including:

  .  narrow selection of products due to physical space limitations;

  .  high costs from the need to build and operate multiple retail locations;

  . lack of flexibility in product display and merchandising capabilities due to physical space limitations;

  . lack of convenience due to limited hours of operation and geographic location; and

  . lack of focus on educational products and limited educational expertise due to the lack of involvement of professional educators in these stores.

   SmarterKids.com has also found that specialty educational retailers and creative toy and game retailers that are focused on education often lack the sales expertise or time to analyze a child's specific needs due to the lack of involvement of professional educators in these stores. As a result, the traditional retail channel fails to satisfy parents' needs for selection, convenience, personalized service and advice and information.

   Growth of the Internet and Consumer Electronic Commerce. Because of the inherent limitations of traditional retail channels of distribution, the Internet has dramatically affected the way consumers and businesses are buying and selling products and services. The Internet is well suited for consumer commerce for a number of reasons, including:

  . increased convenience due to the ability to access the Internet at any time from almost any location;

  . virtually unlimited "shelf" space to allow merchants to offer a wide selection of products and services;

  .  low facilities and staffing costs;

  . merchandising flexibility due to the merchant's ability to quickly update and customize product selection and presentation, editorial content and prices;

  . enhanced knowledge of customers' needs from the merchant's ability to gather, process and store large amounts of customer information; and

  .  the ability to provide a large amount of targeted information.

  In addition, consumers are also using the Internet to obtain information and manage personal needs.

  Limitations of Online Retailers That Offer Educational Products. Although online retailers have a number of advantages, SmarterKids.com believes that those that offer educational products as a component of their larger product mix have been limited in a number of ways because they generally:

  .  do not evaluate the products they offer;

  .  lack extensive educational and editorial content; and

  . do not assess an individual child's needs to personalize the online experience.

  The limitations of traditional and online retailers create a significant opportunity for an educational resource that combines educational expertise and assessment tools, a wide range of quality educational products and the power of the Internet to help parents make informed purchase decisions.

  The SmarterKids.com Solution

  SmarterKids.com is an online retailer focused on children's educational books, toys and games, software, music and video and school supplies. SmarterKids.com combines expertise in children's education with sophisticated product analysis to help parents make better purchase decisions. Key features of the SmarterKids.com solution include:

  Broad Assortment of Carefully Selected and Reviewed Educational Products. SmarterKids.com's collection of educational products includes over 4,500 books, toys and games, and software titles from over 300 suppliers. SmarterKids.com continues to carefully select and add products to its assortment that meet its quality standards. SmarterKids.com consults with certified educators who select only products that have educational, developmental or learning value. SmarterKids.com products are also selected based on how a child uses the product, and whether the product is fun. Once selected, the SmarterKids.com review process then determines product suitability based on the skills taught, effectiveness in addressing each skill, the appropriate grade level(s), the teaching approach, learning style and the occasion for use, such as bedtime, travel or group play. Each product is assigned a rating for "fun," "ease-of-use" and "reusability" and is then given an overall "expert review." SmarterKids.com also provides product reviews prepared by third parties. Because it is focused on education, many of SmarterKids.com's products, particularly toys and games, are not found on many of the other popular websites that offer children's products.

  Compelling Educational Content and Contextual Merchandising. SmarterKids.com believes that it is an authority on educational products. Each member of the SmarterKids.com team of educators holds a degree in education, has teaching experience and has designed and implemented developmental and educationally appropriate curriculum for children. This team of educators develops SmarterKids.com content, including educational articles, parenting advice and product reviews, and licenses educational content from third parties. The benefit SmarterKids.com provides parents comes, first, by selecting the best educational products in the marketplace to offer from the SmarterKids.com website and, second, by providing online advice and information about specific products to help parents and gift givers make appropriate selections. The SmarterKids.com website also integrates content with access to relevant products. For example, the Smarter Parents Resource Center suggests weekly and monthly educational activities parents can do with their children and then suggests products to expand on these activities. The SmarterKids.com Teacher Talk Glossary helps parents understand commonly used educational terms. SmarterTips helps parents prepare their children for standardized tests. SmarterSites connects parents to other relevant educational websites. SmarterKids.com's exclusive monthly columns, "TotTime" by Jean Warren and "Raising Smarter Kids" by Dr. Dorothy Rubin, are authored by education experts with more than 100 published books to their credit. In addition, parents can get daily education news headlines from the world's top news sources in Today's Headlines. In addition, SmarterKids.com launched specialty centers focused on the individual product and informational needs of Gifted & Talented and Special Needs children, furthering its mission to help all children learn, develop, and grow.

  Convenient and Easy-to-Use Website. SmarterKids.com integrates carefully selected products, helpful content and interactive tools with an intuitive and easy-to-use interface. SmarterKids.com organizes its website around age and grade levels, which is the way parents typically think about the educational development of their children. SmarterKids.com offers full search and browsing capabilities that enable parents to find products easily. Furthermore, SmarterKids.com notifies registered parents when it offers relevant new products or specials. SmarterKids.com provides customers the convenience and flexibility of shopping 24-hours-a-day, seven-days-a-week, with dedicated customer service and reliable and timely product delivery.

  Technology That Matches Products With a Child's Unique Educational Profile. Parents can use SmarterKids.com's proprietary technology to find products that meet their child's unique educational needs. The My Kid's Store personalization area allows parents to build an evolving and confidential educational profile of their child that can include information about the child's age and grade, learning goals and results from:

 .  the Learning Styles Survey that parents can fill out online;

 .  skills check-up assessment tests that children can take online;

 . CD-ROM based skills tests that parents can order from the SmarterKids.com website; and

 .  scores from state-sponsored standardized tests.

  SmarterKids.com's proprietary SmartPicks technology then uses this developmental profile to make targeted product recommendations. SmartPicks "reshuffles" the entire store so that it emphasizes those products that the SmarterKids.com educational team believes are appropriate for the individual child's unique needs and individual goals. On subsequent visits, the SmarterKids.com website will recognize registered members and display products and services tailored to a child's developmental profile and goals. SmarterKids.com believes it is the first and presently the only educational products and services website to offer this level of personalization.

Shopping at SmarterKids.com

  The SmarterKids.com website is designed to be easy and convenient to use. The SmarterKids.com website provides informative reviews of our products and other useful educational information and is organized in the same way that parents typically think about the educational development of their kids--by age and grade level.

  Website Design and Utility. The primary means by which SmarterKids.com's products and features are organized is by SmarterKids.com's five age and grade ranges--infant, toddler, preschool through kindergarten, grades 1-3 and grades 4-6, each grade range is referred to as an "aisle" on the SmarterKids.com website. Parents naturally think about their children in terms of their age and grade, and, by organizing its website in this manner, SmarterKids.com is able to emphasize its unique focus on the individual child.

  Within each age and grade range, or "aisle," visitors can browse through links organized by parents' or teachers' favorite, subject matter, brand, keyword or theme. Each aisle also has pictures and prices of highlighted products with links to teachers' reviews of these products.

  From the SmarterKids.com home page, or within each aisle, customers may access a number of helpful areas within the website, including:

 .  product categories such as Parents' Favorites, Teachers' Favorites, Best
   Sellers, Monthly Picks, Great Gift Ideas, Kids' Favorites or Twenty under
   $20;

 .  product groups, organized by well-known brands or favorite characters;

 .  SmarterKids.com's Learning Styles Survey;

 . subject links, to find products which address a particular educational or developmental area; and

 . a keyword search box, where customers can enter a product name, manufacturer name or descriptive words to find a product.

  These areas are constantly evaluated and refined to reflect the feedback SmarterKids.com gathers from its customers and any seasonal, periodic or promotional opportunities SmarterKids.com pursues.

  Products. SmarterKids.com offers five product types--books, toys and games, software, music and video and school supplies--ranging in price from under $2.00 to $799.00. These products range from those based on popular brands and licensed characters to hard-to-find specialty items. SmarterKids.com sets its prices on parity with the average prices of similar products offered by its online competitors. Each product listing has a picture of the product; narrative review; indication of skills developed, educational approach utilized, and best application; and ratings for ease of use, fun, reusability and depth of instruction. With one click, a user can see all applicable brands, categories and special offers for each product type. For example, a parent might select a vividly illustrated book that teaches letter recognition, software that uses an engaging interactive story to develop creativity, or a puzzle that teaches motor skills and spatial-relationship awareness.

  The Grade Expectations! section of the SmarterKids.com website allows parents to select products aligned to educational grade standards based on an interpretation of widely accepted national, state, and local curriculum guidelines.

  My Kid's Store offers what SmarterKids.com believes to be one of the most personalized shopping experiences in electronic commerce. Parents enter information related to their child's education and development to build a personal profile, and SmarterKids.com uses the information to present an educationally appropriate assortment of products. The more information that a parent enters, the more precise will be the product recommendations made by SmartPicks, SmarterKids.com's proprietary personalization technology. My Kid's Store incorporates a child's age and grade, learning goals and results from:

 .  the Learning Styles Survey that parents fill out online;

 .  a skills check-up assessment test that children can take online;

 . a CD-ROM-based skills test that parents can order from the SmarterKids.com website; and

 .  scores from state-sponsored standardized tests.

  For example, when a parent wishes to focus a first grade child on pre-reading skills, SmartPicks presents only those products appropriate to that age and skill goal. Further individual customization can be achieved when a parent completes a Learning Styles Survey to determine whether a child learns best through a linguistic, visual, musical, interpersonal, intrapersonal, mathematical or physical style. If a child's learning style is visual, SmartPicks will customize this child's shopping area by suggesting products that teach pre-reading skills to a first grader through visual learning. SmartPicks retains a child's information for future reference by the parent. When a parent returns to the SmarterKids.com website, new products will automatically be suggested that achieve the learning goals and fit the learning style and age range of the child.

  SmarterKids.com protects all information entered into My Kid's Store and elsewhere and strictly adheres to commonly accepted privacy standards established by TrustE and the Better Business Bureau, non-profit organizations who are dedicated to establishing a trusting environment for making purchases and gathering information on the Internet. Information regarding TrustE and the Better Business Bureau can be found at www.truste.org and www.bbb.com.
                                       --------------     -----------

  Product selection, check-out and payment functions are easy and intuitive. SmarterKids.com stocks each item that it sells and is able to show the customer the availability for each product. SmarterKids.com's credit card approval technology prevents customers from experiencing delays in check-out. Customers receive e-mail confirmations of their orders, notification of shipment, and the ability to track their shipment through the United Parcel Service and Federal Express.

  Website content is designed and selected to achieve SmarterKids.com's mission of helping parents help their children learn. SmarterKids.com's product reviews are prepared by a team of educators. To promote trust, SmarterKids.com encourages customers to access explanations of product review methodology. SmarterKids.com's Parents Center suggests weekly learning activities that parents can do with their children, helps parents prepare their children for standardized tests, and offers a Teacher Talk Glossary to explain terms used by education professionals. SmarterSites connects parents to relevant and powerful information sources. Parents who register for My Kid's Store receive twice-monthly e-mailed newsletters.

Marketing and Sales

  SmarterKids.com uses a multi-faceted advertising and promotional strategy to build awareness and attract customers to its website. SmarterKids.com uses a personalized database marketing approach to build its customer base and encourage repeat transactions. SmarterKids.com emphasizes responsive and reliable customer service to earn customer loyalty.

  E-mail is the primary vehicle by which SmarterKids.com communicates with its customers and registered users. SmarterKids.com sends customers periodic newsletters and notification of private, customer-only offers. SmarterKids.com personalizes its information and offers to specific subsets of its customers, according to the products they have purchased and the information they have provided in their children's My Kid's Store profiles, enhancing the value added and SmarterKids.com's relationship with them.

  SmarterKids.com's online marketing efforts include relationships with companies who maintain websites that have a large, existing customer base. SmarterKids.com places banners, buttons and text links on its websites in return for a specified number of "impressions", or times they are viewed on-screen, and jointly develops content, promotions and e-mail marketing programs. These relationships generally include content sharing arrangements and require SmarterKids.com to pay a fee for delivery of Internet traffic. In these relationships, SmarterKids.com is usually designated on these companies' websites as the preferred vendor of, if not the exclusive vendor of, online retailers of children's educational books, toys and games, and software. For example, SmarterKids.com is the exclusive e-commerce partner of the Microsoft Encarta website and is indicated by the fact that the SmarterKids.com website link is the only website link for a children's educational products retailer displayed on the Microsoft Encarta website home page.

  National Computer Systems, or NCS, is the largest processor of standardized tests for children in kindergarten through grade 12 in the United States. NCS provides processing and scoring for over 30 million student assessment tests, such as the Iowa Test of Basic Skills, in all 50 states and for the U.S. Department of Education. In May 1999, NCS launched its WeHelpKids.com website, offering a variety of electronic HelpTests and value-added services aimed at providing assessment and identification of a student's academic strengths and weaknesses. WeHelpKids.com contains several direct links to the SmarterKids.com website, which draws parents eager to support and encourage their children's learning. The links are promoted through both a banner promotion and the NCS ReportCard service. The NCS ReportCard service allows parents to enter the results of their children's state standardized tests on WeHelpKids.com and receive personalized product recommendations from SmarterKids.com's SmartPicks system based on those test results. WeHelpKids has commenced this service as a pilot program for Michigan standardized tests and intends to add tests and services for tests given in other states. The agreement with NCS provides that SmarterKids.com pay NCS a commission based upon a percentage of the gross margin on sales generated by customers originating from WeHelpKids.com and expires in March 2001 unless renewed. In connection with the establishment of its promotional services relationship with NCS, SmarterKids.com issued to NCS warrants to purchase 112,500 shares of SmarterKids.com common stock at an exercise price of $1.33 per share. With the consent of NCS, SmarterKids.com cancelled warrants to purchase 84,375 shares of SmarterKids.com common stock in November 2000. The remaining 28,125 warrants become exercisable upon the achievement by NCS of certain milestones.

  Through programs managed by LinkShare, SmarterKids.com has relationships with over 10,000 websites that feature links to SmarterKids.com in return for a commission based on net sales that result from such referrals. These websites range from online malls to individuals' websites. LinkShare recruits affiliates, collect commissions from SmarterKids.com and pays the participating websites.

  Offline marketing is an increasingly important component of SmarterKids.com's customer acquisition and branding efforts. SmarterKids.com advertises in a variety of parenting-oriented and other magazines and through direct mail and free-standing inserts.

  SmarterKids.com obtains products from a network of large and small vendors, manufacturers and distributors. SmarterKids.com carries inventory of the products available for sale on its website. SmarterKids.com currently conducts its distribution operations through one facility operated by SmarterKids.com, consisting of approximately 139,000 square foot facility in Mansfield, Massachusetts.

  SmarterKids.com sends orders from its website to its distribution facilities over secure connections and warehouse management systems that optimize the pick, pack and ship process. The warehouse management system provides the website with data on inventory quantities, which enables SmarterKids.com to display information about the availability of the products on its website. The management system also enables SmarterKids.com to offer a variety of gift wrap choices, custom gift cards and custom to/from labels for each individual gift. In addition, SmarterKids.com offers an order tracking service for its customers on its website.

  SmarterKids.com offers three levels of shipping service in the United States: standard, premium and express. SmarterKids.com has developed relationships with United Parcel Service, the United States Postal Service and Federal Express to maximize its overall service level to all 50 states and select international locations.

Customer Service

  SmarterKids.com seeks to provide a customer experience that exceeds customer expectations. Its goals include:

 .  prompt shipping;

 .  responding to all e-mail inquiries within the same day;

 .  maintaining a return rate of less than 1%; and

 .  maintaining at least 99% of inventory items in stock at any time.

  SmarterKids.com maintains a toll-free telephone customer service center staffed with customer service representatives trained to assist customers with product selection, order processing, shipping and billing and any other questions or problems. SmarterKids.com trains its representatives to be competent and courteous. SmarterKids.com gives representatives wide discretion to ensure that customers are satisfied with their purchases and their purchasing experience.

Technology

  SmarterKids.com has implemented a broad array of scalable systems for website management, search, customer service, electronic transaction management and data interchange, e-mail, order processing, payment processing, office administrative services, and accounting. These systems use a combination of proprietary and commercially-available technologies. SmarterKids.com focuses its internal development efforts on creating and improving specialized software that is unique and able to enhance its business. SmarterKids.com uses a set of applications for:

 .  evaluating and reviewing products for eligibility in its store;

 .  accepting and validating customer orders;

 .  managing customer telephone and e-mail inquiries and requests for service;

 . transmitting order and related information among our website, headquarters, and fulfillment locations;

 .  profiling customers' order histories and purchasing patterns;

 .  conducting and managing customer payment transactions; and

 .  interacting with its fulfillment center.

  SmarterKids.com develops or selects systems that are based on industry-standard architectures that have been designed to minimize downtime in case of outages or catastrophic occurrences. They provide 24-hours-a-day, seven-days-a-week availability. The SmarterKids.com transaction processing methods and databases are designed without arbitrary capacity constraints and are scalable to any volume of demand that it expects to encounter. SmarterKids.com has implemented load balancing systems and redundant servers to provide for fault tolerance.

  Since September 1999, SmarterKids.com's systems infrastructure has been hosted at Exodus Communications in Waltham, Massachusetts. Exodus provides redundant communication lines from multiple providers, 24-hour monitoring and engineering support, its own generators and multiple back-up systems. Exodus also maintains private peering relationships. Private peering refers to a private network that Exodus built with major Internet providers. Customers who connect through those service providers will be routed faster through the private network and avoid the unpredictable performance of the public Internet. SmarterKids.com pays, on average, approximately $22,000 in fees to Exodus per month for the hosting services. In the months of November and December these fees typically increase to approximately $27,000 to cover costs associated with extra usage during the holiday season. The agreement will continue to renew automatically for successive one-year terms unless it is earlier terminated by either party. SmarterKids.com may terminate for cause, including failure of Exodus to provide services for multiple or excessive periods. Either SmarterKids.com or Exodus many terminate the agreement at will after giving 90 days written notice. The contract contains no financial penalties associated with its termination.

Competition

  SmarterKids.com believes that it is the only specialty education retailer selling children's products exclusively over the Internet. In the larger market of children's educational products, SmarterKids.com competes against several companies, which can be classified into the following groups:

 .  mass market retail chains, such as Kmart, Target and Wal-Mart;

 . mass market book sellers, toy stores and computer hardware and software stores, such as Barnes & Noble, Toys "R" Us and CompUSA;

 . traditional regional or local bookstores, toy stores and computer and software stores;

 .  traditional and online specialty educational retailers, such as Learning
   Express and Zany Brainy;

 . online book sellers, toy sellers and computer software sellers, such as Amazon.com, KBkids.com, and Beyond.com; and

 .  educational catalog distributors, such as Scholastic.

  While SmarterKids.com believes that it is the only specialty education retailer selling children's products exclusively over the Internet, its market share of the educational products market is less than those of many of its competitors in each of the above categories. SmarterKids.com believes that the principal competitive factors in its market are:

 .  brand recognition and trust;

 .  ability to attract and retain consumers;

 .  breadth of product selection;

 .  product pricing;

 .  availability of educational and authoritative information; and

 .  quality and responsiveness of customer service.

  SmarterKids.com believes that in order to better compete on these factors, it will need to continue to:

 .  build brand recognition as the brand matures:

 .  expand on its base of over 250,000 customers;

 .  expand its line of over 4,500 educational products;

 .  competitively price product offerings;

     . deliver education content; and

     . provide quality customer service.


Intellectual Property Rights

     SmarterKids.com regards the protection of its intellectual property as critical to its future success and relies on a combination of copyright, trademark, service mark and trade secret laws, license agreements and contractual restrictions to establish and protect its proprietary rights in SmarterKids.com website architecture and technology and services. SmarterKids.com has a pending patent application relating to the SmartPicks product selection algorithm it uses on its website. SmarterKids.com has entered into confidentiality and invention assignment agreements with its employees and contractors in order to limit disclosure of proprietary information and to protect SmarterKids.com's ownership interest in its website architecture and technology. SmarterKids.com cannot assure you that these contractual arrangements or the other steps taken by it to protect its intellectual property will prove sufficient to prevent misappropriation of its technology or deter independent third-party development of similar technologies.

Employees

     As of December 31, 2000, SmarterKids.com had 98 full-time employees, including 35 in marketing and sales, 16 in customer service, two in editorial and education review, 20 in development and 25 in general and administrative. In connection with the restructuring announced in the fourth quarter of 2000, 48 of these employees have been given notice of termination, to be effective by June 30, 2001. From time to time, SmarterKids.com also employs independent contractors to support these operational areas. The employees of SmarterKids.com are not represented by a union and SmarterKids.com believes that its employee relations are good.

ITEM 2.  PROPERTY

SmarterKids.com is headquartered in Needham, Massachusetts, where it leases an office with approximately 39,152 square feet under a lease expiring in October 2004. SmarterKids.com believes that these facilities are adequate to meet its current requirements and that suitable additional or substitute space will be available as needed. In addition, since the second quarter of 2000, SmarterKids.com has leased a 139,000 square foot distribution center in Mansfield, Massachusetts under a lease expiring in March 2005. The distribution center allows SmarterKids.com to better manage its fulfillment process.

ITEM 3.  LEGAL PROCEEDINGS

     SmarterKids.com is not a party to any material legal proceedings, though from time to time it may become a party to various legal proceedings arising in the ordinary course of its business.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS'

SmarterKids.com's common stock is listed and traded on the Nasdaq National Market under the symbol "SKDS." SmarterKids.com commenced its initial public offering of common stock on November 23, 1999 at a price to the public of $14.00 per share. As of March 26, 2001, there were approximately 5,100 holders of record of SmarterKids.com's common stock.

     The following table sets forth, for the periods indicated, the high and low closing sales prices for the common stock as reported by the Nasdaq National Market. The quotations represent interdealer quotations, without adjustments for retail mark ups, mark downs, or commissions, and may not necessarily represent actual transactions.

                                                                High       Low
                                                                ----       ---
Year ended December 31, 2000:
   January 1, 2000 through March 31, 2000...................  $ 8.375    $3.9375
   April 1, 2000 through June 30, 2000......................  $ 4.0625   $1.5000
   July 1, 2000 through September 31, 2000..................  $ 2.3125   $1.0625
   October 1, 2000 through December 31, 2000................  $ 2.125    $0.5812
Year ended December 31, 1999:
   November 23, 1999 through December 31, 1999                $15.3125   $6.5625

     On March 26, 2001, the last reported sale price of the common stock on the Nasdaq National Market was $.75 per share.

SmarterKids.com has not paid any cash dividends on our common stock and currently intends to retain any future earnings for use in our business.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2000, SmarterKids.com issued the following securities that were not registered under the Securities Act of 1933, as amended:

   (a) Issuances of Capital Stock

       None.

   (b) Issuance of Warrants.

     During the quarter ended June 30, 2000, the Company issued warrants for the purchase of 16,667 shares of common stock with an exercise price of $3.00 per share in connection with a $1.0 million three-year equipment line of credit facility secured to TLP Leasing. The warrant is exercisable at any time at the discretion of the warrantholder. The warrants have been valued and a discount of $9,000 has been recorded on the lease obligation. The discount is being amortized to interest expense over the life of the line of credit.

   (c) Grants and Exercises of Stock Options.

     From January 1, 2000 to December 31, 2000, the Company has granted stock options to purchase 4,014,424 shares of common stock with an exercise price ranging from $1.50 to $6.44 per share to employees, directors and consultants pursuant to our 1999 Stock Plan. Options to purchase 2,325,574 shares of SmarterKids.com common stock were repriced and are included in the total shares granted.

     From January 1, 2000 to December 31, 2000, 326,414 options have been exercised at a weighted average exercise price of $0.13 per share.

     No underwriters were involved in the foregoing sales of warrants and options. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering or the rules and regulations thereunder, or, in the case of the exercise of options to purchase common stock, Rule 701 under the Securities Act. All of the foregoing securities are deemed restricted securities for purposes of the Securities Act.

Use of Proceeds

     On November 23, 1999, pursuant to a Registration Statement on Form S-1 (File No. 333-86787) the Company completed an initial public offering of 4,500,000 shares of common stock $.01 par value per share, at an initial public offering price of $14.00 (5,175,000 shares including 685,500 over-allotment shares and 16,500 shares officers by selling stockholders) resulting in net proceeds to the Company of approximately $65.9 million. As of December 31, 2000, SmarterKids.com has used $34.5 million of the offering proceeds for working capital and approximately $31.4 million remain in cash and short-term investments or were used for the purchase of temporary investments consisting of cash equivalents and short-term investments.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and financial statements and related notes. The statement of operations and balance sheet data for all periods presented were derived from our audited financial statements and related notes.



                                                                                            Year Ended December 31,
                                                                              -----------------------------------------------------
                                                                                1996       1997        1998       1999        2000
                                                                              --------   --------    -------    --------    --------
                                                                                       (in thousands, except per share data)
Statement of Operations Data:
   Revenues..............................................................    $ 1,240    $ 1,416     $ 2,300   $  5,421     $ 10,206
   Gross profit..........................................................        833        925       1,372      1,416        2,286
   Loss from operations..................................................     (1,700)      (997)     (3,361)   (35,480)     (34,509)
   Net loss..............................................................     (1,649)    (1,014)     (3,342)   (34,728)     (32,674)
   Net loss attributable to common stockholders..........................     (1,649)    (1,081)     (3,596)   (34,917)     (32,674)
   Basic and diluted net loss per common share...........................    $ (1.10)   $ (0.72)    $ (2.34)  $  (9.20)       (1.59)
   Shares used to compute basic and diluted net loss per common share....      1,501      1,502       1,534      3,796     $  20,519


                                                                                                As of December 31,
                                                                              -----------------------------------------------------
                                                                                1996       1997        1998       1999        2000
                                                                              --------   --------    -------    --------    --------
                                                                                       (in thousands, except per share data)
Balance Sheet Data:
   Cash and cash equivalents.............................................    $   433   $   293     $  4,273  $ 55,621     $   17,557
   Short-term investments................................................          -         -            -    11,735         13,831
   Working capital.......................................................        333       110        3,066    60,126         25,293
   Restricted cash.......................................................        199         -            -       500          1,028
   Total assets..........................................................      1,470     1,145        5,504    82,335         43,688
   Long-term debt and capital lease obligations, net of current portion..        104        41            -        34            685
   Redeemable preferred stock............................................      3,251     4,011       10,287         -              -
   Stockholders' equity (deficit)........................................     (2,791)   (3,839)      (7,162)   63,634         32,753

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


Overview

     SmarterKids.com is an online retailer focused exclusively on children's educational books, toys and games, software, mucic and video, and school supplies.

     From inception through March 1998, SmarterKids.com's activities consisted primarily of the conception, development, publishing, marketing and sales of its proprietary educational and entertainment CD-ROM software. In March 1998, SmarterKids.com determined that the sale of third-party products over the Internet provided a better opportunity to attain scale and profitability that was not attainable in the CD-ROM market and that due to its popularity, use of the Internet as a means to sell products and services was the next step in the development of the company. SmarterKids.com then began transitioning its business model to online sales of third-party educational products and commenced development of the SmarterKids.com website. In November 1998, SmarterKids.com launched its website, discontinued the sale of its proprietary CD-ROM products through traditional retail channels and began offering its proprietary CD-ROM products on a limited basis through SmarterKids.com's online channel.

     While SmarterKids.com's online retail revenues have grown since launching its website, over the same period, marketing and sales expenses increased significantly as a result of SmarterKids.com's promotional activities. SmarterKids.com expects that the rate at which it incurs losses will depend on the extent it continues to incur additional expenses to advertise and promote its website, expand its product offerings and website content, enhance and upgrade its website and other systems, expand its fulfillment capabilities and hire additional personnel.

     Prior to November 1998, revenues consisted solely of sales of SmarterKids.com's proprietary CD-ROM products and were recognized upon shipment, net of return allowances as determined by historical trends of actual returns. Cost of revenues consisted primarily of production and shipping costs. Marketing and sales expenses consisted primarily of promotions and advertising of SmarterKids.com's products through national computer software retailers. Development costs consisted primarily of compensation for employees developing SmarterKids.com's proprietary CD-ROM software. General and administrative costs consisted primarily of compensation for employees and professional fees.

     Revenues in 1999 and 2000 consisted of online sales of third-party educational products and charges to customers for shipping. Also included in fiscal 1999 and 2000 revenues are sales of our proprietary CD-ROM products, which are offered on a limited basis. The revenue in fiscal 2000 also includes previously deferred revenue related to gift certificates sold to a third party in 1999, which expired unused. In each of the years ended December 31, 1999 and 2000, SmarterKids.com derived approximately 2% of its revenues from outside of the United States. Revenues are recognized when the products are received by customers and are net of promotional discounts, coupons and return allowances, which are determined by historical trends of actual returns. Under SmarterKids.com's online retail business model, its actual returns and therefore its allowance for returns are lower than the returns from its historical CD-ROM business which utilized an indirect sales channel. The provision for write-offs and returns in 1998 and, almost entirely, in 1999 were related to the historical CD-ROM business and the provision for write-offs and returns in 2000 were related only to the online retail business. The decline in product returns was due to the change in the primary sales channel. Under SmarterKids.com's online retail business model products are sold directly to consumers. Under the historical CD-ROM business, products were sold to distributors, who were able to return unsold products. The returns from distributors were in bulk quantities. Cost of revenues consisted primarily of the cost of products sold to customers and SmarterKids.com's shipping costs. SmarterKids.com anticipates that its gross margins will fluctuate from quarter to quarter depending on consumer preferences for its mix of products.

     Marketing and sales expenses consisted primarily of the cost of advertising and promotional activities, fulfillment services fees to J.L. Hammett Co. through July 1, 2000 and costs to operate SmarterKids.com's own distribution facility thereafter, commissions to online marketing companies, and expenses for personnel engaged in marketing, merchandising and customer service activities. Fulfillment fees paid to J.L. Hammett Co. were based on a percentage of the cost to SmarterKids.com of its products. This percentage was fixed and did not vary with the prices of SmarterKids.com's products. Commissions to online marketing companies are based on a percentage of revenues generated through these relationships. Approximately 5% and 10% of SmarterKids.com's revenues in the years ended December 31, 1999 and 2000, respectively, were derived from these relationships.

     Development expenses consisted primarily of payroll and related costs for personnel performing website design, development, testing, technology maintenance and content maintenance. SmarterKids.com believes that continued investment in website development and maintenance is critical to attaining its strategic objectives.

     General and administrative expenses consisted primarily of payroll and related costs for executive and administrative personnel, professional service expenses and other general corporate expenses. In November 1999, SmarterKids.com incurred a one-time cost of $861,000 in connection with the settlement and legal expenses of a patent infringement lawsuit, which cost was included in general and administrative expenses for the quarter and year ended December 31, 1999.

     Restructuring charges consisted of employee termination benefits related to the SmarterKids.com's approved and implemented restructuring program. The restructuring program has been undertaken in order to reduce operating expenses in the SmarterKids.com's business and is expected to be completed in June 2001. The program included a net reduction of 60% of SmarterKids.com's workforce. Accordingly, during the fourth quarter of 2000, SmarterKids.com recorded a charge of $1.3 million related to employee termination benefits. As of December 31, 2000, $61,000 has been paid out and approximately $1.2 million remains outstanding.

     Interest income consists primarily of interest earned on capital invested in commercial paper, corporate and treasury notes. Interest expense is related to short-term lease obligations and borrowings under our equipment lines of credit. Also included in other expense in fiscal 2000 are transaction expenses of $693,000 related to our proposed combination with Earlychildhood. The transaction expenses consist primarily of legal, accounting, and investment banking fees.

     With respect to SmarterKids.com's need to attract, retain and motivate qualified employees and certain marketing and service providers, since September 1995, SmarterKids.com has provided them with equity-based compensation. Stock compensation expenses represent non-cash charges related to stock options and warrants given to employees and directors, consultants, J.L. Hammett Co. and NCS. For employee and director grants, the compensation charge reflects the difference between the exercise price of the options and the estimated fair value of the underlying common stock on the date of the grant. This compensation charge is deferred initially and amortized to expense over the vesting period of the applicable options. For non-employee grants, the compensation charge reflects the fair value of the options and warrants on the initial measurement date (typically the date of grant for those exercisable immediately or with fixed vesting periods, or the date when vesting becomes fixed for those with variable vesting periods), as well as subsequent re-measurements of such fair value until the options and warrants vest. Accordingly, SmarterKids.com cannot currently estimate additional charges related to future re-measurement of unvested non-employee options and warrants. SmarterKids.com may in the future grant additional equity-based compensation to non-employees to secure marketing or other service relationships. As of December 31, 2000, $3.4 million of deferred stock compensation remained to be amortized to expense, generally over the next three years, for stock options and warrants granted through December 31, 2000.

     The market for children's educational books, toys and games, software, music and video and school supplies is highly seasonal. Accordingly, SmarterKids.com expects to experience seasonal fluctuations in its revenues. In particular, SmarterKids.com expects a disproportionate amount of its revenues to be realized during the fourth quarter of each calendar year, coinciding with the holiday shopping season.


Results of Operations

                                                           Year Ended
                                                          December 31,
                                                  -----------------------------
                                                   1998       1999       2000
                                                  -------   --------   --------
                                                         (in thousands)
Net revenues:
     Online retail...........................     $    22   $  5,421   $ 10,206
     Propriertary CD-ROM.....................       2,278         --         --
                                                  -------   --------   --------
          Total net revenues.................       2,300      5,421     10,206
                                                  -------   --------   --------
Cost of revenues:
     Online retail...........................          20      4,005      7,920
     Propriertary CD-ROM.....................         908         --         --
                                                  -------   --------   --------
          Total cost of revenues.............         928      4,005      7,920
                                                  -------   --------   --------
     Gross profit............................       1,372      1,416      2,286
                                                  -------   --------   --------

Operating expenses:
     Marketing and sales.....................       2,769     30,132     28,641
     Development.............................       1,438      2,864      3,034
     General Administrative..................         526      3,900      3,820
     Restructuring costs.....................          --         --      1,300
                                                  -------   --------   --------
          Total operating expenses...........       4,733     36,896     36,795
                                                  -------   --------   --------
     Loss from operations....................      (3,361)   (35,480)   (34,509)
     Interest and other income (expense),
       net...................................          19        752      1,835
                                                  -------   --------   --------
     Net loss................................     $(3,342)  $(34,728)  $(32,674)
                                                  =======   ========   ========

Years Ended December 31, 1998, 1999 and 2000

     Revenues. Revenues were $2.3 million, $5.4 million and $10.2 million in the years ended December 31, 1998, 1999 and 2000, respectively. The increase in revenue from 1998 to 1999 was primarily attributable to the transition of our business model to online sales of third-party educational products and reflected the results of our significant marketing efforts. The increase in revenue from 1999 to 2000 resulted from further marketing efforts and brand-building during the more recent periods, including an increased base of repeat customers, as well as revenue recognized from expired gift certificates. In fiscal 2000, we recognized $604,000 of previously deferred gift certificate revenue on gift certificates expiring unused.

     Cost of revenue. Cost of revenues consists primarily of the cost of products sold to customers and the cost of shipping products to our customers. SmarterKids.com anticipates that its gross margins will fluctuate from year to year depending on consumer preferences for its mix of products. The cost of revenues was $928,000, $4.0 million and $7.9 million in fiscal year 1998, 1999 and 2000, respectively. During fiscal year 2000, the SmarterKids.com recorded an inventory obsolescence charge of $477,000 for primarily software products held in inventory. The increase in cost of revenues from 1998 to 1999 was attributable to the increase in online sales of third-party educational products. The increase in cost of revenues from 1999 to 2000 was principally attributable to growth in online sales. SmarterKids.com's gross margin decreased from 59.7% in 1998 to 26.1% in 1999, as a result of the new online retail business model. SmarterKids.com's gross margin decreased from 26.1% in 1999 to 22.4% in 2000 due to slightly lower gross margins on new products introduced, obsolescence charges and increased freight charges.

     Marketing and sales. Marketing and sales expenses consist primarily of the cost of advertising and promotional activities, fulfillment costs, commissions to online marketing companies, expenses for personnel engaged in marketing, merchandising activities, and stock compensation expense. Fulfillment costs represent costs incurred in operating and staffing the distribution center and the customer service department, picking and packing customers' orders for shipment, responding to inquires from customers, credit card fees, as well as fees paid to J.L. Hammett Co., a fulfillment partner during fiscal 1999 and the first six months of 2000. As of July 1, 2000,

SmarterKids.com discontinued using J.L. Hammett Co. as a third party fulfillment partner due to the opening of its own distribution facility.

     Marketing and sales expenses were $2.8 million, $30.1 million and $28.6 million in the years ended December 31, 1998, 1999, and 2000, respectively. Included in marketing and sales expenses was stock compensation of $91,000, $1.2 million, and $1.6 million in the years ended December 31, 1998, 1999 and 2000, respectively. Advertising expenses for 1998, 1999 and 2000 were $1,154,000, $21,314,000 and $11,469,000, respectively. The increase from 1998 to 1999 was primarily attributable to the initiation of SmarterKids.com's advertising campaigns and promotional activities, fees to its fulfillment partner, J.L. Hammett Co., as well as the hiring of additional employees, related expenses required to implement its new Internet business model and stock compensation related to options granted to employees. The increase from 1999 to 2000 was primarily attributable to fees to SmarterKids.com's previous fulfillment partner, J.L. Hammett Co., and the hiring of employees to staff the distribution center, which opened for operations July 1, 2000.

     Fulfillment costs included in marketing and sales expense were $1.5 million and $4.6 million for the years ended December 31, 1999 and 2000, respectively. Due to the nature of the business related to selling proprietary CD-ROM products, fulfillment costs of $52,000 were included in cost of goods for the year ended 1998.

     In September 2000, the Emerging Issues Task Force (EITF) reached a final consensus on EITF Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." This consensus states that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. SmarterKids.com already classifies shipping charges to customers as revenue. With respect to the classification of costs related to shipping and handling incurred by the seller, including fulfillment costs, the EITF determined that the classification and amount of such costs is an accounting policy decision that should be disclosed. SmarterKids.com classifies fulfillment costs in marketing and sales expenses. These costs are primarily composed of distribution facility expenses, including equipment and supplies, payroll and expenses for personnel engaged in distribution activities, third party fulfillment fees, credit card fees and the costs of customer support. These costs represent facility costs necessary for warehousing inventory, as well as costs incurred to pick and pack a customer order and the related packaging supplies.

     Development. Development expenses consist primarily of payroll and related costs for personnel performing website design, development, maintenance, testing and stock compensation. Development expenses were $1.4 million, $2.9 million and $3.0 million in the years ended December 31, 1998, 1999 and 2000, respectively. Included in development expenses was stock compensation expense/(credits) of $60,000, $1.1 million and ($323,000) in the years ended December 31, 1998, 1999 and 2000, respectively. Development costs related strictly to website development efforts were $432,000, $2.9 million and $3.0 million in the years ended December 31, 1998, 1999 and 2000, respectively. The increase from 1998 to 1999 was attributable primarily to costs related to maintaining, testing and enhancing the features, content and functionality of the SmarterKids.com website, the hiring of additional employees, as well as stock compensation related to options granted to employees. The increase from 1999 to 2000 was attributable primarily to costs related to maintaining, testing and enhancing the features, content and functionality of the SmarterKids.com website and the hiring of additional employees.

     General and administrative. General and administrative expenses consist primarily of payroll and related costs for executive and administrative personnel, professional service expenses and other general corporate expenses. General and administrative expenses were $526,000, $3.9 million and $3.8 million in the years ended December 31, 1998, 1999 and 2000, respectively. Included in general and administrative expenses was stock compensation of $36,000, $1.0 million, and $590,000 in the years ended December 31, 1998, 1999 and 2000. The increase from 1998 to 1999 was attributable primarily to hiring additional employees as SmarterKids.com expanded its operations and infrastructure to support future growth, the transition to being a public company and stock compensation related to options granted to employees. In November 1999, SmarterKids.com also incurred a one-time cost of $861,000 in connection with the settlement and related legal expenses of a patent infringement lawsuit, which cost was included in general and administrative expenses in the quarter ending December 31, 1999. The increase from 1999 to 2000 was attributable primarily to the costs related to the expansion of SmarterKids.com's operations and infrastructure, as well as the hiring of additional employees.

     Stock compensation. With respect to stock options granted to employees, we recorded deferred stock compensation of $1.5 million, $5.7 million and zero, and amortized $81,000, $2.2 million and $1.3 million of stock compensation as an expense in 1998, 1999 and 2000, respectively. SmarterKids.com recorded additional stock compensation of $106,000, $1.2 million and $110,000 as an expense in the years ended December 31, 1998, 1999 and 2000, respectively, related to options and warrants granted to non-employees. SmarterKids.com expects to amortize approximately $1.3 million for each of the next three years based on the current vesting periods and remaining deferred compensation. The balance of deferred stock compensation related to options and warrants granted to non-employees representing 28,125 shares of common stock was $4,000 at December 31, 2000. All other non-employee grants were fixed as of December 31, 2000. For non-employee grants, the compensation charge reflects the fair value of the options and warrants on the initial measurement date (typically the date of grant for those exercisable immediately or with fixed vesting periods, or the date when vesting becomes fixed for those with variable vesting periods), as well as subsequent re-measurements of such fair value until the options and warrants vest. Accordingly, SmarterKids.com cannot currently estimate additional charges related to future re-measurement of unvested non-employee options and warrants.

     During the second quarter of 2000, SmarterKids.com opened its own distribution center and discontinued using J.L. Hammett Co. as its fulfillment partner. In connection with this termination, the remaining deferred compensation of $1,207,000 was expensed in the year ended December 31, 2000.

     On September 7, 2000, SmarterKids.com completed a direct repricing of certain employee stock option grants. As part of the repricing, SmarterKids.com reduced the exercise price of all outstanding options with exercise prices of greater than $1.50 per share. The new exercise price of these repriced options was reset to $1.50 per share, which was equal to the market value of the common stock on September 7, 2000. Options to purchase 2,325,574 shares of SmarterKids.com common stock were repriced. SmarterKids.com is accounting for the repriced options as a variable award. In the year ended December 31, 2000, SmarterKids.com did not record any additional non-cash stock compensation charges as a result of this repricing since the market price of the common stock at December 31, 2000 was less than the repriced exercise price.

     Restructuring charges. During the fourth quarter of 2000, SmarterKids.com approved and implemented a restructuring program in order to reduce operating expenses. The restructuring plan is expected to be completed by June 2001. The program included a net reduction of 60% of its workforce. Accordingly, during the fourth quarter of 2000, SmarterKids.com recorded a charge of $1.3 million related to employee termination benefits. As of December 31, 2000, $61,000 has been paid out and $1.2 million remains outstanding. This restructuring is expected to generate annual operating expense savings of approximately $4.4 million.

     Interest income and expense, other income and expense. Interest income consists primarily of income earned on capital invested in commercial paper, corporate and treasury notes and auction rates and by interest expense related to short-term lease obligations and borrowings under SmarterKids.com's equipment lines of credit. Other expense in fiscal 2000 includes merger expenses related to our proposed combination with Earlychildhood. The merger expenses consist mainly of legal, accounting, and investment banking fees. Interest income increased from $41,000 in 1998 to $732,000 in 1999. Interest income increased from $732,000 in 1999 to $2.8 million in 2000. Both of the increases were primarily attributable to an increase in interest income generated from higher balances of capital invested in commercial paper, corporate and treasury notes and auction rates. The higher balances of capital were generated from SmarterKids.com's initial public offering of common stock. SmarterKids.com plans to continue to invest in held-to-maturity securities, which are conservative in nature. Interest expense was $18,000, $16,000 and $144,000 in fiscal 1998, 1999 and 2000, respectively. The increase in interest expense from 1999 to 2000 was primarily attributable to borrowings under SmarterKids.com's equipment lines of credit, which were secured in fiscal 2000. Other expense in fiscal 2000 includes $693,000 in transition expenses related to the proposed combination with Earlychildhood.

Selected Quarterly Results of Operations

     The following table sets forth selected unaudited statement of operations data for the eight quarters in the period ended December 31, 2000.

                                                                      Quarter Ended (in thousands)
                                    -----------------------------------------------------------------------------------------------
                                      Mar. 31,   June 30,   Sept. 30,    Dec. 31,    Mar. 31,     June 30,    Sept. 30,    Dec. 31,
                                       1999        1999       1999         1999       2000         2000        2000         2000
                                    -----------------------------------------------------------------------------------------------
                                                                       (unaudited, in thousands)
Net Revenue:
  Online retail..................... $     94   $    293   $     721   $    4,313   $   1,469   $   1,528   $   1,507    $   5,702
  Proprietary CD-Rom................        -          -           -            -           -           -           -            -
                                     --------   --------   ---------   ----------   ---------   ---------   ---------    ---------
    Total net revenues..............       94        293         721        4,313       1,469       1,528       1,507        5,702
                                     --------   --------   ---------   ----------   ---------   ---------   ---------    ---------
Cost of revenues:
  Online retail.....................       69        210         516        3,210       1,101       1,149       1,136        4,534
  Proprietary CD-Rom................        -          -           -            -           -           -           -            -
                                     --------   --------   ---------   ----------   ---------   ---------   ---------    ---------
    Total cost of revenues..........       69        210         516        3,210       1,101       1,149       1,136        4,534
                                     --------   --------   ---------   ----------   ---------   ---------   ---------    ---------
  Gross profit......................       25         83         205        1,103         368         379         371        1,168
                                     --------   --------   ---------   ----------   ---------   ---------   ---------    ---------
Operating expenses:
  Marketing and sales...............    2,063      3,723       5,447       18,897       7,600       7,442       6,330        7,269
  Development.......................      572        471       1,008          756         655         693         960          726
  General and administrative........      294        332         845        2,488       1,072         982         891          875
  Restructuring costs...............        -          -           -            -           -           -           -        1,300
                                     --------   --------   ---------   ----------   ---------   ---------   ---------    ---------
    Total operating expenses........    2,929      4,526       7,300       22,141       9,327       9,117       8,181       10,170
                                     --------   --------   ---------   ----------   ---------   ---------   ---------    ---------
  Loss from operations..............   (2,904)    (4,443)     (7,095)     (21,038)     (8,959)     (8,738)     (7,810)      (9,002)
Interest and other income
 (expense), net.....................       24         28         248          452         828         654         555         (202)
                                     --------   --------   ---------   ----------   ---------   ---------   ---------    ---------

  Net loss.......................... $ (2,880)  $ (4,415)  $  (6,847)  $  (20,586)  $  (8,131)  $  (8,084)  $  (7,255)   $  (9,204)
                                     ========   ========   =========   ==========   =========   =========   =========    =========
  Basic and diluted net loss per
   share attributable to common
   stockholders.....................    (1.77)     (2.66)      (3.52)       (2.10)      (0.40)      (0.39)      (0.35)       (0.45)


Liquidity and Capital Resources

     Since inception, SmarterKids.com has incurred significant losses. SmarterKids.com has met its cash requirements primarily through the sale of capital stock and the use of lines of credit and capital leases. SmarterKids.com has received capital from investors in three private venture capital financings totaling $37.0 million through July 1999. On November 23, 1999, SmarterKids.com completed an initial public offering of 4,500,000 shares of common stock resulting in net proceeds of $65.9 million. The primary purposes of the initial public offering were to increase SmarterKids.com's capitalization and financial flexibility, create a public market for SmarterKids.com's common stock, and facilitate future access to public markets. As of December 31, 2000, SmarterKids.com has used $34.5 million of the offering proceeds for working capital.

     Net cash used in operating activities was $2.0 million, $25.0 million and $31.9 million in the years ended December 31, 1998, 1999 and 2000, respectively. The increase in cash used in operating activities from 1998 to 1999 was primarily attributable to increased expenses associated with launching and promoting SmarterKids.com's new website and retail Internet business. The increase in cash used in operating activities from 1999 to 2000 was primarily attributable to larger net loss and accounts payable payments to vendors for inventory, advertising expenses and the build-out of SmarterKids.com's new distribution center. Accounts payable consist primarily of payments owed to vendors for inventory, fixed assets, advertising and goods and services. SmarterKids.com expects its operating cash requirements to decrease as a result of its restructuring commenced in the fourth quarter of 2000, including reduced employee levels and significantly reduced spending on marketing activities.

     Net cash used in investing activities has been primarily for purchases of fixed assets and short-term investments. Cash used in investing activities was $33,000, $14.9 million and $7.2 million in the years ended December 31, 1998, 1999 and 2000, respectively. The increase in cash used in investing activities from 1998 to 1999 was primarily attributable to increased purchases of equipment and the purchase of short-term investment of $11.7 million. The increase in cash used in investing activities from 1999 to 2000 was primarily attributable to increased purchases of equipment for the build-out of SmarterKids.com's new distribution facility and the purchase of short-term investments.

     Net cash provided by financing activities was $6.0 million, $91.3 million and $995,000 in the years ended December 31, 1998, 1999 and 2000, respectively. Net cash provided by financing activities in the year ended December 31, 1998 consisted primarily of net proceeds of $6.1 million from the issuance of Series B redeemable preferred stock. Net cash provided by financing activities in the year ended December 31, 1999 primarily reflects the net proceeds of $65.9 million from SmarterKids.com's initial public offering and $25.3 million from the issuance of Series C redeemable preferred stock. Net cash provided by financing activities in the year ended December 31, 2000 primarily reflects the net proceeds of $1.6 million from equipment lines of credit.

     During the first quarter of 2000, SmarterKids.com entered into a $1.5 million three-year equipment line of credit facility. Equipment collateralized under this agreement approximates $1.5 million at December 31, 2000. The interest on the agreement is equal to the three-year U.S. Treasury rate plus 3.5%. SmarterKids.com is making payments on this credit facility of $45,000 per month.

     During the second quarter of 2000, SmarterKids.com entered into a lease agreement for a 140,000 square foot distribution center in Mansfield, Massachusetts. The distribution center allows it to better manage its fulfillment process. As a result, SmarterKids.com discontinued using J.L. Hammett Co. as its fulfillment partner during the second quarter of 2000. The five-year operating lease for the warehouse will require minimum payments of approximately $900,000 per year.

     As of December 31, 2000, SmarterKids.com had $17.6 million of cash and cash equivalents, $13.8 million of short-term investments, and $1.0 million of restricted cash. As of that date, SmarterKids.com's principal commitments consisted of obligations outstanding under an equipment lines of credit and capital leases in the amount of $1.2 million, commitments for annual facility lease obligations of $2.0 million, and accounts payable of $5.1 million.

     SmarterKids.com currently anticipates that current cash, cash equivalents and short-term investments will be sufficient to meet its anticipated needs for working capital and capital expenditures through the next twelve months. SmarterKids.com anticipates that it is likely to need additional financing to execute its business model after the twelve months, or sooner if it needs to respond to business contingencies such as lower-than-anticipated revenues, funding additional advertising expenditures, developing new or enhancing existing content, features or services, enhancing its operating infrastructure, responding to competitive pressures, or acquiring complementary businesses or technologies. SmarterKids.com has transitioned customer order fulfillment to its own distribution facility during the second quarter in 2000. In conjunction with this transaction, SmarterKids.com invested capital for the infrastructure to support these fulfillment activities at the new distribution facility. If SmarterKids.com raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of SmarterKids.com's stockholders may be reduced, and these newly issued securities may have rights, preferences or privileges senior to those of existing stockholders. SmarterKids.com cannot be certain that additional financing will be available to it on favorable terms when required, or at all.

Recent Accounting Pronouncements

     In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As required, the Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 had no material impact on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, which was issued in June 2000. The Company will adopt SFAS No. 133 in the first quarter of2001. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect adoption of SFAS No. 133 to have a significant impact on its financial condition, results of operations, or business practices.

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

If we do not complete the proposed combination with Earlychildhood LLC, it could negatively impact us and the price of our common stock.

     We are party to a Contribution Agreement and Plan of Reorganization and Merger with Earlychildhood LLC, LearningStar Corp. and S-E Educational Merger Corp. This contribution agreement provides for our combination with Earlychildhood and the formation of a new holding company, LearningStar. Pursuant to this Contribution Agreement, the combination of SmarterKids.com and Earlychildhood will be effected by (1) the merger of S-E Educational Merger Corp. with and into SmarterKids.com such that SmarterKids.com becomes a wholly owned subsidiary of LearningStar, and (2) the contribution of all the outstanding membership interests in Earlychildhood to LearningStar, such that Earlychildhood becomes a wholly owned subsidiary of LearningStar. This transaction is more fully described in the proxy statement mailed to our stockholders on March 19, 2001. We have called a special meeting of our stockholders on April 9, 2001 for the purpose of approving and adopting the Contribution Agreement and the combination that it proposes. If the combination with Earlychildhood is not completed, we may be subject to a number of material risks, including the following:

     . we may be required to pay Earlychildhood a termination fee of $1,300,000 or reimburse Earlychildhood's out-of-pocket expenses incurred in connection with the combination up to a maximum of $350,000;

     . to the extent that the current market price of our common stock reflects a market assumption that the combination will be completed and that the value of LearningStar will be greater than our value on a stand-alone basis, the market price of our common stock may decline; and

     . we must pay certain costs related to the transaction, such as legal and accounting fees and expenses and financial advisor expenses, even if the combination is not completed.

We have a history of losses, and we expect to incur substantial net losses in the future. If we do not achieve profitability, our financial condition and our stock price could suffer.

     Since inception, we have incurred significant losses. As of December 31, 2000, we had an accumulated deficit of $75.9 million. We incurred a net loss of $32.7 million for the year ended December 31, 2000. We expect operating losses and negative cash flow to continue for the foreseeable future.

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

     Many of the other risk factors listed in this Annual Report on Form 10-K may negatively affect our quarterly operating results and contribute to fluctuations. Our limited operating history makes it difficult to assess the impact of these factors on our operating results. Because of this difficulty in predicting future performance, our operating results will likely fall below the expectations of securities analysts or investors in some future quarter or quarters, which would likely adversely affect the market price of our common stock .

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

     Our relationships with online companies are intended to drive traffic to our website. Approximately 10% of our revenues in the year ended December 31, 2000 was derived from these relationships. We pay commissions to these companies based on a percentage of the revenues we derive from these relationships. Although these relationships are intended to increase the number of our customers and, therefore, our revenues, as revenues derived from these relationships increases, our profit as a percentage of revenues will decrease.

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

          .  mass market retail chains, such as Kmart, Target and Wal-Mart

          . mass market book sellers, toy stores and computer hardware and software stores, such as Barnes & Noble, Toys "R" Us and CompUSA

          . traditional regional or local bookstores, toy stores and computer and software stores

          . traditional specialty educational retailers, such as Learning Express and Zany Brainy

          . online book sellers, toy sellers and computer software sellers, such as Amazon.com, KBkids.com and Beyond.com

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

Our business is subject to government regulation of the Internet and other legal uncertainties, which could negatively impact our operations.

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

     In addition, the European Union recently enacted its own privacy regulations. The European Union Directive on the Protection of Personal Data (the "EU Directive"), which became effective in October 1998, fosters electronic commerce by establishing a stable framework to ensure both a high level of protection for private individuals and the free movement of personal data within the European Union. The European Union and the U.S. Department of Commerce are currently negotiating an agreement under which the privacy policies of U.S. businesses may be deemed to be adequate under the EU Directive. Until such time as an agreement is reached, the European Union has voluntarily agreed to a moratorium on enforcement of the EU Directive against U.S. businesses. Although the Company has received approximately 2% of revenues from outside of the United States in the year ended December 31, 2000, the European legislation and its adoption via any agreement could adversely affect our ability to expand our sales efforts to Europe by limiting how information about us can be sent over the Internet in the EU and limiting our efforts to collect information from European users.

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

     From November 23, 1999 (the first day of public trading of our common stock), through December 31, 2000, the high and low sales prices of our common stock fluctuated between $17.13 and $0.5312. On December 31, 2000, the closing price of our common stock was $0.5312. In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we were sued in a securities class action, it could result in substantial costs and a diversion of management's attention and resources and would cause the prices of our common stock to fall.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The following discussion of the SmarterKids.com's market risk includes "forward-looking statements" that involve risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. SmarterKids.com does not use derivative financial instruments for speculative or trading purposes.

Interest Rate Risk

     SmarterKids.com is exposed to market risk from changes in interest rates primarily through its investing activities. In addition, SmarterKids.com's ability to finance future acquisition transactions may be impacted if SmarterKids.com is unable to obtain appropriate financing at acceptable rates. SmarterKids.com's investment portfolio consists solely of held-to-maturity investments in high-grade, commercial bank money market accounts and certificates of deposit. As of December 31, 2000, SmarterKids.com had securities classified as held-to maturity investments with an amortized cost value of $7.8 million. SmarterKids.com also had $6.0 million in commercial bank money markets and $1.0 million of restricted cash in certificates of deposit.

Credit Risk

     Financial instruments which potentially subject SmarterKids.com to concentrations of credit risk consist primarily of cash, cash equivalents, short-term investments and accounts receivable. SmarterKids.com does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

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

                                   PART III

Anything herein to the contrary notwithstanding, in no event whatsoever are the sections entitled "Stock Performance Graph" and "Compensation Committee Report on Executive Compensation" to be incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual of stockholders expected to be held in June 2001.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Certain information relating to directors and executive officers of SmarterKids.com is incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual meeting of stockholders expected to be held in June 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of SmarterKids.com's fiscal year ended December 31, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Certain information relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual meeting of stockholders expected to be held in June 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of SmarterKids.com's fiscal year ended December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT OF SMARTERKIDS.COM

Certain information relating to security ownership of certain beneficial owners and management is incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual meeting of stockholders expected to be held in June 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of SmarterKids.com's fiscal year ended December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain information relating to certain relationships and related transactions is incorporated by reference herein from SmarterKids.com's proxy statement in connection with its annual meeting of stockholders expected to be held in June 2001, which proxy statement will be filed with the Securities and Exchange Commission not later than 120 days after the close of SmarterKids.com's fiscal year ended December 31, 2000.

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

  (b) Reports on Form 8-K.

      On November 15, 2001, SmarterKids.com filed a Current Report on Form 8-K with the Securities and Exchange Commission disclosing the signing on November 14, 2001 of the Contribution Agreement and Plan of Reorganization and Merger by and among SmarterKids.com, Earlychildhood LLC, a California limited liability company, S-E Educational Holdings Corp, a Delaware corporation later renamed LearningStar Corp. and S-E Educational Merger Corp., a Delaware corporation and wholly-owned subsidiary of LearningStar Corp. (the "Combination Agreement"). Pursuant to the Combination Agreement, and subject to the approval of SmarterKids.com's stockholders at a Special Meeting of Stockholders to be held on April 9, 2001, SmarterKids.com and Earlychildhood will combine and each will become wholly-owned subsidiaries of LearningStar Corp. The business of LearningStar Corp. would be the combined businesses currently conducted by SmarterKids.com and Earlychildhood. For more information on the combination of SmarterKids.com and Earlychildhood, please see the SmarterKids.com definitive proxy statement filed with the Securities and Exchange Commission on March 15, 2001.

      On January 9, 2001, SmarterKids.com, announced that it had filed a preliminary proxy statement with the Securities and Exchange Commission. The Company's proxy statement solicits proxies from the SmarterKids.com stockholders to approve and adopt the Combination Agreement.

  (c) Exhibits.

      SmarterKids.com hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 14(a)(3) above. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the Securities and Exchange Commission in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the Securities and Exchange Commission at 1-800-SEC-0330 for further information on the public reference rooms. Securities and Exchange Commission filings are also available to the public from commercial document retrieval services and at the web site maintained by the Securities and Exchange Commission at http://www.sec.gov.
                                            ------------------

  (d) Financial Statement Schedules.

      SmarterKids.com hereby files as part of this Annual Report on Form 10-K in
      Item 14(b) attached hereto the financial statement schedules listed in
      Item 14(a)(2) above, if any.


  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized in Needham, Massachusetts on the 29th day of March 2001.

                                             SMARTERKIDS.COM, INC.
                                             (Registrant)


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

                   Signature                                      Title                                    Date
                   ---------                                      -----                                    ----
               /s/ David Blohm                      President, Chief Executive Officer                March 29, 2001
---------------------------------------------
                  David Blohm                                  and Director
                                                      (principal executive officer)


             /s/ Robert J. Cahill                       Chief Financial Officer,
---------------------------------------------
               Robert J. Cahill                     (principal financial and accounting               March 29, 2001
                                                                 officer)


                /s/ Jeff Pucci                       Co-Founder, Chairman and Director                March 29, 2001
---------------------------------------------
                  Jeff Pucci


              /s/ Richard D'Amore                               Director                              March 29, 2001
---------------------------------------------
                Richard D'Amore

             /s/ Michael Fitzgerald                              Director                             March 29, 2001
------------------------------------------------
               Michael Fitzgerald

              /s/ Michael Kolowich                               Director                             March 29, 2001
------------------------------------------------
                Michael Kolowich

                /s/ Brian Hickey                                 Director                             March 29, 2001
------------------------------------------------
                  Brian Hickey

By:            /s/ Robert J. Cahill
   ---------------------------------------------
                 Robert J. Cahill
                 Attorney-in-Fact

                  Exhibit Index to Annual Report on Form 10-K
                    for Fiscal Year Ended December 31, 2000

Exhibit No.   Exhibit
-----------   -------

   2.1*       Contribution Agreement and Plan of Reorganization by and among the
              Registrant. SmarterKids.com, Inc., Earlychildhood.com LLC and S-E
              Educational Merger Corp., dated as of November 14, 2000 (the combination agreement).
   3.1(1)     Amendment to the Second Amended and Restated Certificate of
              Incorporation of SmarterKids.com, Inc.
   3.2*       Amended and Restated By-laws of SmarterKids.com, Inc.
   4.4(1)     Specimen certificate for shares of SmarterKids.com's common stock
   9.1*       Stockholder Support Agreement by and among Earlychildhood.com LLC and certain stockholders of SmarterKids.com, Inc. dated as of
              Nobember 14, 2000 in connection with the combination agreement.
   9.2*       Consent and Non-Contravention Agreement dated as of November 14,
              2000 by and among Earlychildhood.com LLC, the holders of the outstanding membership interests in Earlychildhood.com LLC and
              SmarterKids.com, Inc. in connection with the combination
              agreement.
 10.1(1)      1995 Stock Plan, as amended.
 10.2(1)      1999 Stock Option and Incentive Plan.
 10.3(1)      1999 Non-Employee Director Stock Option Plan.
 10.4(1)      1999 Employee Stock Purchase Plan.
 10.4.1*      Amendment to Employee Stock Purchase Plan.
 10.5(1)      Amended and Restated Investor Rights Agreement dated as of July
              12, 1999 by and among SmarterKids.com, Inc., certain stockholders of SmarterKids.com, Inc. and certain senior management of
              SmarterKids.com, Inc.
 10.6(1)      Amended and Restated Stockholders Voting Agreement dated as of
              July 12, 1999 among SmarterKids.com, Inc., certain stockholders of
              SmarterKids.com, Inc. and certain senior management of
              SmarterKids.com, Inc.
 10.7(1)      Lease Agreements dated as of September 1, 1998 and April 16, 1999 between SmarterKids.com, Inc. and McFarland FLP.
 10.8(1)      Lease Agreement dated September 8, 1999 between Smarterkids.com,
              Inc. and BHX, LLC as Trustee of Crawford Realty Trust.
 10.9*        Lease Agreement dated as of April 7, 2000 between SmarterKids.com,
              Inc. and Keep Your Day Job.LLC.
 10.10(1)(2)  Business Agreement dated as of March 9, 1999 between National
              Computer Systems and SmarterKids.com, Inc.
 10.11*       Loan and Security Agreement dated as of November 24, 1999 between
              SmarterKids.com, Inc. and Silicon Valley Bank.
 10.12*+      Form of SmarterKids.com, Inc. Executive Option Agreement.
 10.13*+      Form of SmarterKids.com, Inc. Change of Control Agreement.
 10.14*+      Form of SmarterKids.com, Inc. Change of Control Agreement for
              Messrs. Blohm and Pucci.
 10.16*       Internet Data Center Services Agreement dated as of June 29, 1999 by and between SmarterKids.com and Exodus Communications, Inc.
 10.17*       Registration Rights Agreement dated November 14, 2000 by and among
              Registrant and certain stockholders named therein.
 10.18*       Form of Affiliate Agreement in connection with the combination agreement.
 10.19*       Form of Lockup Agreement in connection with the combination agreement.
 10.20*       Form of Consulting Agreement to be executed by and between
              Registrant and David Blohm upon completion of the combination agreement.
 23*          Consent of PricewaterhouseCoopers LLP.
 24.1*        Power of Attorney (Included in signature page).

____________
(1) Incorporated herein by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-86787), as amended.
(2) Confidential materials omitted and filed separately with the SEC.
+ Indicates a management contract or any compensatory plan, contract or arrangement.
*   Filed herewith.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                        ----
Report of Independent Accountants.....................................................................    36

Balance Sheet as of December 31, 1999 and 2000........................................................    37

Statement of Operations for the years ended December 31, 1998, 1999 and 2000..........................    38

Statement of Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000................    39

Statement of Cash Flows for the years ended December 31, 1998, 1999 and 2000..........................    40

Notes to Financial Statements.........................................................................    41

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of SmarterKids.com, Inc.:

     In our opinion, the accompanying balance sheet and the related statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of SmarterKids.com, Inc. at December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
February 2, 2001

                             SMARTERKIDS.COM, INC.

                                 BALANCE SHEET
                       (In thousands, except share data)

                                                                                            December 31,
                                                                                        -------------------
                                                                                          1999       2000
                                                                                          ----       ----
                                           ASSETS
Current assets:
     Cash and cash equivalents.......................................................   $ 55,621   $ 17,557
     Short-term investments..........................................................     11,735     13,831

     Accounts receivable, net of allowance for doubtful accounts of $27 and $9 at
          December 31, 1999 and 2000, respectively...................................        132        232
     Inventories.....................................................................      8,902      2,080

     Other current assets............................................................      2,403      1,844
                                                                                        --------   --------
               Total current assets..................................................     78,793     35,544
Property and equipment, net..........................................................      2,421      5,296
Intangible assets, net...............................................................        621        274
Restricted cash......................................................................        500      1,028
Other assets.........................................................................         --      1,546
                                                                                        --------   --------
               Total assets..........................................................   $ 82,335   $ 43,688
                                                                                        ========   ========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long term debt and capital lease obligations.................   $     74   $    525
     Accounts payable................................................................     10,996      5,089
     Accrued expenses................................................................      6,699      4,418
     Deferred revenue................................................................        811        188
     Sales returns allowances........................................................         87         30
                                                                                        --------   --------
               Total current liabilities.............................................     18,667     10,250
Long term debt and capital lease obligations, net of current portion.................         34        685
                                                                                        --------   --------
               Total liabilities.....................................................     18,701     10,935
                                                                                        --------   --------

Commitments and contingencies (Note 13)..............................................         --         --

Stockholders' equity:
     Preferred stock, $0.01 par value: 10,000,000 shares authorized;
          no shares issued and a outstanding.........................................         --         --
     Common stock, $0.01 par value; 90,000,000 shares authorized;
          20,301,770 and 20,668,849 shares issued and outstanding, at December 31,
          1999 and 2000, respectively................................................        203        207
     Additional paid-in capital......................................................    112,907    111,809
     Deferred stock compensation.....................................................     (6,286)    (3,399)
     Accumulated deficit.............................................................    (43,190)   (75,864)
                                                                                        --------   --------
               Total stockholders' equity............................................     63,634     32,753
                                                                                        --------   --------
               Total liabilities stockholders' equity................................   $ 82,335   $ 43,688
                                                                                        ========   ========

  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.

                            STATEMENT OF OPERATIONS
                     (In thousands, except per share data)

                                                                                    Year Ended
                                                                                    December 31,
                                                                           -------------------------------
                                                                              1998        1999        2000
                                                                           -------    --------    --------
Net revenues:
      Online retail......................................................  $    22    $  5,421    $ 10,206
      Proprietary CD-ROM.................................................    2,278          --          --
                                                                           -------    --------    --------
            Total net revenues...........................................    2,300       5,421      10,206
                                                                           -------    --------    --------
Cost of revenues:
      Online retail......................................................       20       4,005       7,920
      Proprietary CD-ROM.................................................      908          --          --
                                                                           -------    --------    --------
            Total cost of revenues.......................................      928       4,005       7,920
                                                                           -------    --------    --------
Gross profit.............................................................    1,372       1,416       2,286
                                                                           -------    --------    --------
Operating expenses:
     Marketing and sales (including stock compensation of $91, $1,216,
and $1,624 for 1998, 1999 and 2000, respectively)........................    2,769      30,132      28,641
     Development (including stock compensation of $60, $1,143, and
($323) for 1998, 1999 and 2000, respectively)............................    1,438       2,864       3,034
     General and administrative (including stock compensation of $36,
$1,046, and $590 for 1998, 1999 and 2000, respectively)..................      526       3,900       3,820
    Restructuring costs..................................................       --          --       1,300
                                                                           -------    --------    --------
           Total operating expenses......................................    4,733      36,896      36,795
                                                                           -------    --------    --------
Loss from operations.....................................................   (3,361)    (35,480)    (34,509)
Interest income..........................................................       41         732       2,764
Interest expense.........................................................      (18)        (16)       (144)
Other income.............................................................        -          46           -
Other expense............................................................       (4)        (10)       (785)
                                                                           -------    --------    --------
Net loss.................................................................   (3,342)    (34,728)    (32,674)
Accretion of redeemable preferred stock..................................     (254)       (189)         --
                                                                           -------    --------    --------
Net loss attributable to common stockholders.............................  $(3,596)   $(34,917)   $(32,674)
                                                                           =======    ========    ========

Basic and diluted net loss per common share..............................  $ (2.34)   $  (9.20)   $  (1.59)
Weighted average shares-basic and diluted................................    1,534       3,796      20,519

The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.

                       STATEMENT OF STOCKHOLDERS' EQUITY
                       (In thousands, except share data)

                                                                                                                          Total
                                                               Common Stock    Additional    Deferred                  Stockholder
                                                            -----------------   Paid-In       Stock       Accumulated    Equity
                                                             Shares    Amount   Capital    Compensation     Deficit     (Deficit)
                                                            ---------  ------  --------    ------------    ----------  ------------
Balance at December 31, 1997..............................  1,502,750  $  15   $    881     $      (58)  $  (4,677)   $   (3,839)
  Issuance of common stock pursuant to exercise
     of stock options.....................................    125,760      1          9                                       10
  Accretion of redeemable preferred stock
     related to issuance costs............................                           69                       (254)         (185)
  Issuance of warrants for amendment of debt
     agreement............................................                            7                                        7
  Issuance and revaluation of stock options and
     warrants to consultants..............................                          106                                      106
  Deferred stock compensation related to
     employee stock option grants.........................                        1,458         (1,458)                       --
  Amortization of deferred stock compensation.............                                          81                        81
  Net loss................................................                                                  (3,342)       (3,342)
                                                           ----------  -----   --------     ----------   ---------    ----------
Balance at December 31, 1998..............................  1,628,510     16      2,530         (1,435)     (8,273)       (7,162)
  Issuance of common stock pursuant to exercise
     of stock options.....................................    497,028      5        110                                      115
  Issuance of common stock to acquire intangible
     assets...............................................     33,000     --        445                                      445
  Issuance of common stock warrants in connection
     with issuance of Series C redeemable preferred
     stock................................................                          515                                      515
  Conversion of redeemable preferred stock to
    common stock.......................................... 12,732,887    127     35,096                                   35,223
  Accretion of redeemable preferred stock
   related to issuance costs..............................                                                    (189)         (189)
  Issuance and revaluation of stock options and
     warrants to consultants..............................                        2,758        (1,550)                     1,208
  Issuance of common stock pursuant to the exercise of
     warrants.............................................    251,845      3         63                                       66
  Issuance of common stock in initial public offering.....  5,158,500     52     65,892                                   65,944
  Deferred stock compensation related to employee
    stock option grants...................................                        5,734         (5,734)                       --
  Cancellation of unvested employee stock options.........                         (236)           236                        --
  Amortization of deferred stock compensation related                                            2,197                     2,197
    to employee stock options.............................
  Net loss................................................                                                 (34,728)      (34,728)
                                                           ----------  -----   --------     ----------   ---------    ----------
Balance at December 31, 1999.............................. 20,301,770    203    112,907         (6,286)    (43,190)       63,634
  Issuance of common stock pursuant to exercise
    of stock options......................................    326,414      3         41                                       44
  Issuance of common stock related to Employee Stock
    Purchase Plan.........................................     40,665      1         51                                       52
  Initial public offering related costs...................                         (203)                                    (203)
  Issuance of common stock warrants in connection
    with issuance of capital lease obligation.............                            9                                        9
  Revaluation of stock options and warrants to
    consultants...........................................                         (932)         1,563                       631
  Cancellation of unvested employee stock options and
    nonemployee warrants..................................                          (64)            57                        (7)
  Amortization of deferred stock compensation related to
    employee stock options................................                                       1,267                     1,267
  Net loss................................................                                                 (32,674)      (32,674)
                                                           ----------  -----   --------     ----------   ---------    ----------
Balance at December 31, 2000.............................. 20,668,849  $ 207   $111,809     $   (3,399)  $ (75,864)   $   32,753
                                                           ==========  =====   ========     ==========   =========    ==========

  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.

                            STATEMENT OF CASH FLOWS
                                (In thousands)


                                                                                            Year Ended December 31,
                                                                                     ----------------------------------
                                                                                           1998        1999        2000
                                                                                     ----------    --------    --------
Increase (Decrease) in Cash
Cash flows from operating activities:
  Net loss..........................................................................    $(3,342)   $(34,728)   $(32,674)
  Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization...............................................         66         296       2,048
        Stock compensation expense..................................................        187       3,405       1,891
        Debt issue costs............................................................          7          --          --
Changes in assets and liabilities:
        Accounts receivable.........................................................       (348)        783        (100)
        Other current assets........................................................       (125)     (2,250)        559
        Inventories.................................................................         50      (8,798)      6,822
        Other long term assets......................................................         11          15      (1,546)
        Accounts payable............................................................        521      10,163      (5,907)
        Accrued expenses............................................................        482       5,912      (2,272)
        Deferred revenue............................................................         --         811        (623)
        Sales return allowances.....................................................        477        (631)        (57)
                                                                                        -------    --------    --------
Net cash used in operating activities...............................................     (2,014)    (25,022)    (31,859)
                                                                                        -------    --------    --------

Cash flows from investing activities:
       Purchase of short-term investments...........................................         --     (11,735)     (2,096)
       Purchases of property and equipment..........................................        (33)     (2,451)     (4,576)
       Purchase of intangible assets................................................         --        (250)         --
       Deposit of restricted cash...................................................         --        (500)       (528)
                                                                                        -------    --------    --------
Net cash used in investing activities...............................................        (33)    (14,936)     (7,200)
                                                                                        -------    --------    --------

Cash flows from financing activities:
       Proceeds from issuance of common stock, net of issuance costs................         --      65,944          --
       Proceeds from issuance of Series C preferred Stock, net of issuance costs....         --      25,262          --
       Proceeds from issuance of Series B preferred Stock, net of issuance costs....      6,091          --          --
       Proceeds from long-term borrowings...........................................         --          --       1,601
       Repayments of long-term borrowings...........................................        (74)        (81)       (499)
       Proceeds from exercise of common stock options...............................         10         115          29
       Proceeds from exercise of common stock warrants..............................         --          66          15
       Proceeds from purchase of common stock under the Employee Stock Purchase
       Plan.........................................................................         --          --          52


       Increase from estimated initial public offering costs........................         --          --        (203)
                                                                                        -------    --------    --------
Net cash provided by financing activities...........................................      6,027      91,306         995
                                                                                        -------    --------    --------

Net increase (decrease) in cash and cash equivalents................................      3,980      51,348     (38,064)
Cash and cash equivalents at beginning of year......................................        293       4,273      55,621
                                                                                        -------    --------    --------
Cash and cash equivalents at end of year............................................    $ 4,273    $ 55,621    $ 17,557
                                                                                        =======    ========    ========

Supplemental disclosure of cash flow information:
   Cash paid during the year for interest...........................................    $    11    $     28    $    144

Supplemental disclosure of noncash investing and financing activities:
   Capital lease obligations incurred to acquire property and equipment.............    $    --    $    148    $     --
   Issuance of warrants to purchase common stock in exchange for services
    related to redeemable preferred stock offerings.................................    $    69    $    515    $     --
   Issuance of common stock in exchange for purchase of intangible assets...........    $    --    $    445    $     --
   Issuance of warrants to purchase common stock in connection with entering
    equipment line of credit........................................................    $    --    $     --    $      9

  The accompanying notes are an integral part of these financial statements.

                             SMARTERKIDS.COM, INC.

                         NOTES TO FINANCIAL STATEMENTS

1.   Formation and Operations of the Company:

     SmarterKids.com, Inc. (the "Company") is an online retailer focused on children's educational books, toys and games, and software. Prior to 1999, the Company was engaged in developing, marketing and selling proprietary educational and entertainment software. The Company primarily sold its products to national distributors and its principal market was the domestic consumer market. In March 1998, the Company commenced development of the SmarterKids.com website. In November 1998, the Company began transitioning its business model to online sales of third-party educational products. In November 1998, the Company launched its website, and ceased the sale of proprietary CD-ROM products through traditional retail channels, and now offers its proprietary CD-ROM products on a limited basis through its website. The Company was incorporated in Delaware on March 28, 1994 and changed its name to Virtual Knowledge, Inc. effective August 4, 1997. Effective September 1998, the Company changed its name to SmarterKids.com, Inc.

     The Company incurred losses of $34.7 million and $32.7 million in the year ended December 31, 1999 and 2000, respectively, and anticipates that it will incur a net loss for the year ended December 31, 2001. However, the Company has taken actions to reduce significantly it operating costs by reducing the existing workforce and reducing advertising spending. The Company currently anticipates that its available cash will be sufficient to meet its anticipated working capital and capital expenditure requirements through December 31, 2001. However, the Company may need to raise additional capital to meet needs in the longer term to fund more rapid expansion to develop new services and to enhance existing services in response to competitive pressures, and to acquire complementary services, businesses or technologies. In the event operations are not profitable or do not generate sufficient cash to fund the business, or if the Company fails to receive money to meet its obligations, the Company may have to substantially cut back its level of operations. These reductions could, in turn, affect relationships with strategic partners and customers and threaten the Company's ability to continue as an ongoing concern. If the Company raises additional funds through further issuance of equity or convertible debt securities, the percentage of ownership of the Company's current stockholders will be reduced and such securities may have rights, preferences and privileges senior to those of our current stockholders. In addition, the Company may not be able to obtain such financing on terms favorable to it, if at all. If adequate funds are not available or are not available on terms favorable to the Company, its business, results of operations and financial condition could be materially and adversely affected.


2.   Summary of Significant Accounting Policies:

Cash and Cash Equivalents

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invested its excess cash in 1999 and 2000 primarily in money market funds at major financial institutions and fixed income notes secured by U.S. Government-backed securities. These investments are subject to minimal credit and market risks. At December 31, 1999 and 2000, total cash and cash equivalents were $55.6 million and $17.6 million, respectively. The cash equivalent investments were stated at amortized cost plus accrued interest, which approximated market value.

Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, long-term debt and capital lease obligations. The carrying amounts of these instruments at December 31, 1999 and 2000 approximate their fair values.

     The Company's short-term investments consist of short-term debt securities, which are classified at the date of purchase as held to maturity. Investments with remaining maturities of less than twelve months from the balance sheet data are classified as short-term. At December 31, 2000, these investments were stated at amortized cost plus accrued interest, which approximated market value.

                             SMARTERKIDS.COM, INC.
                  NOTES TO FINANCIAL STATEMENTS--(Continued)

Inventories

     Inventories are stated at the lower of cost or market value, cost being determined on a first-in, first-out basis. All inventory consists of finished goods.

Property and Equipment

     Property and equipment assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three years.

Intangible Assets

     Costs incurred for acquiring trademarks and domain names are capitalized as intangible assets and amortized over their estimated useful lives, generally 2 years, using the straight-line method. Amortization expense related to intangibles assets for the years ended December 31, 1999 and 2000 was $74,000 and $347,000, respectively.

Long-Lived Assets

     The Company evaluates the recoverability of its property and equipment, trade credits and intangible assets in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the estimated future undiscounted cash flows attributable to such assets or the business to which such intangible assets relate. No impairments were required to be recognized during the years ended December 31, 1998, 1999 or 2000.

Concentrations of Credit Risk and Significant Customers

     Management believes its credit policies are prudent and reflect normal industry terms and business risk. The Company does not anticipate non-performance by counterparties and, accordingly, does not require collateral.
At December 31, 1999 and 2000, no customer accounted for more than 10% of total amounts due to the Company.

     Sales to two customers accounted for 40% and 35% of the Company's total net revenue in 1998. No customers accounted for more than 10% of the Company's total net revenue during in 1999 and 2000.

Revenue Recognition

     The Company recognizes revenue from product sales, net of any discounts and allowances made for estimated product returns, when the products are received by customers, provided that no significant Company obligations remain and collection of the receivable is reasonably assured. Allowances made for estimated returns are determined based on historical trends of actual returns. Outbound shipping and handling charges billed to customers are included in net revenues.

Cost of Revenues

     Cost of revenues consist of the cost of merchandise sold to customers and the Company's shipping costs.

                             SMARTERKIDS.COM, INC.

Marketing and Sales Expenses

     Marketing and sales expenses consist primarily of advertising and promotional expenditures, payroll and related costs for personnel engaged in marketing and sales, as well as stock compensation related to options granted to employees. Fulfillment costs related to online retail products, including the cost of operating and staffing the distribution center as well as customer service, are also included in marketing and sales expenses. Advertising costs are charged to operations as incurred. Advertising expenses for 1998, 1999 and 2000 were $1,154,000, $21,314,000 and $11,469,000, respectively.

     Fulfillment costs included in marketing and sales expense were $1.5 million and $4.6 million for the years ended December 31, 1999 and 2000, respectively. Due to the nature of the business related to selling proprietary CD-ROM products, fulfillment costs were not significant for the year ended 1998.

Development

     Development expenses consist primarily of payroll and related costs for personnel performing website design, development, testing, technology maintenance and content maintenance, as well as stock compensation related to options granted to employees.

Stock Compensation

     Stock options issued to employees and members of the Company's Board of Directors are accounted for in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, including FASB Interpretation No. 44. Accordingly, compensation expense is recorded for options awarded to employees and directors to the extent that the exercise prices are less than the common stock's fair market value on the date of grant, where the number of options and exercise price are fixed. The difference between the fair value of the Company's common stock and the exercise price of the stock option is recorded as deferred stock compensation. Deferred stock compensation is amortized to compensation expense over the vesting period of the underlying stock option. The Company follows the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") (Note 10). All stock-based awards to non-employees are accounted for at their fair value in accordance with SFAS 123.

Interest Income and Expense, Other Income and Expense

     Interest income consists primarily of interest earned on capital invested in commercial paper, corporate and treasury notes. Interest expense is related to short-term lease obligations and borrowings under our equipment lines of credit. Also included in other expense in fiscal 2000 are transaction expenses of $693,000 related to the proposed combination with Earlychildhood LLC. The transaction expenses consist primarily of legal, accounting and investment banking fees.

Net loss per common share

     The Company computes net loss per common share in accordance with SFAS No. 128, "Earnings Per Share," and SEC Staff Accounting Bulletin No. 98. Under the provisions of SFAS 128 and SAB 98, basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted net loss per common share for the years ended December 31, 1998, 1999 and 2000 does not include 2,775,141, 3,017,400, and 2,900,500 potential shares of common stock equivalents, respectively, as their inclusion would be antidilutive.

                             SMARTERKIDS.COM, INC.

Segment Reporting

     The Company operates domestically only and in a single segment: retail children's software and other product sales. The Company has no organizational structure dictated by product lines, geography or customer type.

Comprehensive Income

     The Company had no items of comprehensive income other than its net losses during the three-year period ended December 31, 2000.

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

Recent Accounting Pronouncements

     In December 1999, the SEC staff released Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. As required, the Company adopted SAB 101 in the fourth quarter of 2000. The adoption of SAB 101 had no material impact on the Company's financial statements.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137, which was issued in June 2000. The Company will adopt SFAS No. 133 in the first quarter of 2001. SFAS No. 133 requires that all derivative instruments be reported on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not expect adoption of SFAS No. 133 to have a significant impact on its financial condition, results of operations, or business practices.

     In March 2000, the Emerging Issues Task Force ("EITF) of the FASB reached a consensus on EITF Issue 00-2, "Accounting for Web Site Development Costs." This consensus provided guidance on what types of costs incurred to develop web sites should be capitalized or expensed. The Company adopted this consensus on July 1, 2000. The adoption of this consensus had no material impact on the Company's financial statements.

3.   Allowances for Doubtful Accounts and Sales Returns:

     Allowances for doubtful accounts and sales returns consist of the following (in thousands):

                                                                                        December 31
                                                                       -------------------------------------------
                                                                              1998          1999           2000
                                                                            --------       -----           -----
           Balance at beginning of year..............................        $ 269         $ 745          $ 114
           Additions:
                 Charged against revenues or expense.................          601           360             45
           Deductions:
                 Write-offs and returns..............................         (125)         (991)          (120)
                                                                            --------         -----          -----

           Balance at end of year....................................        $ 745    $      114     $       39
                                                                            ========    ==========     ==========

                             SMARTERKIDS.COM, INC.

4.   Property and Equipment:

     Property and equipment consist of the following (in thousands):

                                                                                                 December 31,
                                                                                              ----------------
                                                                                             1999            2000
                                                                                           --------        -------
                    Software..................................................              $  377          $1,868
                    Furniture and fixtures....................................                 207             232
                    Computer and office equipment.............................               1,774           4,066
                    Leasehold improvements....................................                 507           1,275
                                                                                          --------        --------
                                                                                             2,865           7,441
                    Less--Accumulated depreciation and amortization...........                 444           2,145
                                                                                          --------        --------
                                                                                            $2,421          $5,296
                                                                                          ========        ========

     Furniture and fixtures and computer and office equipment includes $362,000 at December 31, 1999 and 2000 related to assets held under capital leases. Accumulated depreciation related to assets held under these leases was $265,000 and $314,000 at December 31, 1999 and 2000, respectively. Depreciation and amortization expense for the years ended December 31, 1998, 1999 and 2000 was $66,000, $222,000 and $1.7 million, respectively.

     During April 2000, the Company opened a new distribution facility. As of December 31, 2000, there was $3,161,000 of capital costs associated with the new distribution facility held in fixed assets.

5.   Equipment Lines of Credit:

     During the quarter ended March 31, 2000, the Company secured a three-year equipment line of credit facility. Through December 31, 2000, borrowings and equipment collateralized under this agreement were $1.5 million. The interest on the borrowings is the three-year U.S. Treasury rate in effect at the time of the drawing plus 3.5% (9.89 to 10.06% at December 31, 2000). In accordance with the agreement, the balance under the line of credit was converted to a 36-month term loan at the time of funding. Accordingly, the Company is making payments of approximately $45,000 per month over the term of the loan. At December 31, 2000 a total balance of approximately $1.1 million remains outstanding and no additional amounts are available under the line.

     During the quarter ended June 30, 2000, the Company secured additional borrowing capacity of $1.0 million under another three-year equipment line of credit facility. Through December 31, 2000 borrowings and equipment collateralized under this agreement were $149,000. The interest on the borrowings is 9% per annum. The Company issued warrants for the purchase of 16,667 shares of common stock with an exercise price of $3.00 per share in connection with obtaining the facility. The warrants were fair valued and a discount of $9,000 was recorded on the lease obligation. The discount is being amortized to interest expense over the life of the line of credit. The Company is making payments of approximately $5,000 over the term of the loan. At December 31, 2000 a balance of approximately $119,000 remains outstanding.

     The following is a schedule of future minimum payments due under the equipment lines of credit as of December 31, 2000.

     Year Ending December 31,

     2001....................................  $  596
     2002....................................     596
     2003....................................     125
                                              --------
     Total minimum payments..................   1,317
     Less--amount representing interest......     142
                                              --------
     Total...................................  $1,175
                                               ========

                             SMARTERKIDS.COM, Inc.

     The above credit facilities contain covenants which, among other things, impose certain limitations or prohibitions on the Company with respect to additional indebtness and liens: the payment of dividends on, and the redemption or repurchase, of capital stock of the Company, investments and acquisitions: the merger and consolidation of the Company with any other entity and the disposition of any material portion of the Company's assets. Other covenants include a restriction on quarterly loss amounts and maintenance of a defined liquidity ratio.

6.   Trade Credits

     During the quarter ended September 30, 2000, the Company entered into a transaction where the Company traded inventory, consisting mainly of software products, having a cost value equal to $2.0 million in exchange for $2.0 million in trade credits. The trade credits can be used for the acquisition of a wide variety of materials and services required in the Company's ongoing operations, including for packaging materials, telecommunication services, advertising and temporary employees. The trade credits can be applied to offset typically 20% of the cost of such purchases and are usable through December 31, 2006. Upon completion of the transaction, the Company removed $2.0 million of inventory and recognized $2.0 million of trade credits in other assets. No gains or losses were recognized in this transaction. As of December 31, 2000 $49,000 of the trade credits have been used.

7.   Accrued Expenses:

     Accrued expenses consist of the following (in thousands):


                                               December 31,
                                               ------------
                                            1999          2000
                                            ----          ----
     Marketing.........................    $  261        $  246
     Commissions.......................       171           153
     Professional fees.................       105           156
     Advertising.......................     5,724         1,409
     Restructuring fees................         -         1,239
     Other.............................       438         1,215
                                          ---------    ----------
                                           $6,699        $4,418
                                          =========    ==========


     During the fourth quarter of 2000, the Company approved and implemented a restructuring program in order to reduce operating expenses in the Company's business. The restructuring plan is expected to be completed by June 2001. The program included a net reduction of 60% of the Company's workforce. Accordingly, during the fourth quarter of 2000, the Company recorded a charge of $1.3 million related to employee termination benefits. As of December 31, 2000, $61,000 has been paid out and $1,239,000 million remains outstanding.

8.   Preferred Stock:

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

     In 1997, the Company designated and sold 380 shares of Series B redeemable convertible preferred stock (the "Series B preferred") for net proceeds of $710,000. Included in this offering, the Company sold 125 shares of the Series B preferred for net proceeds of $234,000 to an entity with which the Company subsequently entered a marketing and licensing agreement. The Company also entered into a stock purchase agreement with this entity allowing for the purchase of preferred stock having a conversion value of 250,000 common shares, at the same terms as the Series B preferred. The option expired unexercised in July 1998. As payment for certain costs associated with the issuance of the Series B preferred, the Company issued warrants to purchase 66,000 shares of common stock (Note 10).

                             SMARTERKIDS.COM, INC.

     In 1998, the Company issued an additional 3,138 shares of the Series B preferred for net proceeds of $6,091,000. As payment for certain costs associated with the issuance of the Series B preferred, the Company issued warrants to purchase 55,050 shares of common stock (Note 10).

     In July 1999, the Company designated and sold 4,284,091 shares of Series C redeemable convertible preferred stock (the "Series C preferred") for net proceeds of $25.3 million. As payment for certain costs associated with the issuance of the Series C preferred, the Company issued warrants to purchase 113,027 shares of the Series C preferred (Note 10). The Series C preferred was recorded upon issuance based on the net proceeds less the $515,000 value of the warrants related to the issuance. The difference between the total net proceeds at issuance and the total redemption value was being charged to accumulated deficit over the period from issuance until redemption first became available.

     In November 1999, each Series A and Series B preferred share automatically converted into 1,500 shares of common stock and each Series C preferred share automatically converted into 1.5 shares of common stock upon the closing of the Company's initial public offering of common stock (Note 9).

9.   Common Stock:

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

     On September 1, 2000, 40,665 shares of common stock were issued under the 1999 Employee Stock Purchase Plan.

10.  Warrants:

     In 1997 and 1998, in connection with issuance of the Series B preferred (Note 8), the Company issued warrants to purchase a total of 66,000 and 55,050 shares, respectively, of the Company's common stock with an exercise price of $0.13 per share. These warrants were exercisable immediately and expired at the earlier of a change in control of the Company, completion of an initial public offering, or five years from the date of grant. The fair values ascribed to these warrants at the time of issuance were estimated by management to be $18,000 and $69,000 for 1997 and 1998, respectively. The values of these warrants were recorded as an increase to accumulated deficit and an increase to additional paid-in capital. In October 1999, these warrants were exercised for 121,050 shares of common stock at $0.13 per share.

                             SMARTERKIDS.COM, INC.

     In March 1998, in connection with an amended debt agreement, the Company granted warrants to purchase 5 shares of Series B preferred stock with an exercise price of $2,000 per share. These warrants were exercisable immediately and expired five years from date of grant. The fair value ascribed to these warrants was $7,000 and was recorded as interest expense in 1998. Upon completion of the Company's initial public offering in November 1999, these warrants converted into warrants to purchase 7,500 shares of common stock at an exercise price of $1.33 per share.

     In September 1998, in connection with a warehousing and fulfillment services agreement, the Company issued warrants to its distribution partner to purchase 57,000 shares of the Company's common stock with an exercise price of $1.33 per share. Of these warrants, 15,000 shares vested immediately. Warrants for an additional 42,000 shares vested in increments of 10,500 every six months, commencing on March 1, 1999. These warrants expire five years from date of grant and were remeasured at each reporting period until they vested. The fair value ascribed to these warrants initially was $51,000, which was recorded as compensation expense in 1998. In September 1999, in connection with amending and further formalizing the warehouse and fulfillment services agreement, the Company granted additional warrants to purchase 108,000 shares of the Company's common stock with an exercise price of $1.33 per share. These warrants expire five years from date of grant and were exercisable immediately. Also, the previously granted warrants for 57,000 shares were amended to be fully exercisable immediately. Accordingly, the fair market value of these previously unvested warrants was determined final upon the amendment. The fair value of the newly issued warrants was determined final when granted. The final value of all of these warrants was determined to be $1,448,000. As of December 31, 1999, deferred stock compensation related to all of the warrants held by the fulfillment service provider was $1,207,000, which was being amortized to compensation expense over the term of the service agreement as the services are performed. During the second quarter of 2000, SmarterKids.com opened its own distribution center and discontinued using J.L. Hammett Co. as its fulfillment partner. In connection with this termination, the remaining deferred compensation of $1,207,000 was expensed in the year ended December 31, 2000.

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

     In March 1999, in connection with a promotional services program, the Company issued warrants to an affiliated party to purchase 112,500 shares of the Company's common stock with an exercise price of $1.33 per share. These warrants vest upon the attainment of certain performance targets and expire in five years. The final value of these warrants will be determined upon the attainment of these performance targets based on their then-current fair value. As of December 31, 1999, the fair value of this grant was $741,000. Related compensation expense of $520,000 was recorded in the year ended December 31, 1999. The remaining deferred stock compensation is to be recognized over the period that the services are provided. In November 2000, by agreement with the counterparty, the Company cancelled warrants to purchase 84,375 shares of SmarterKids.com common stock since the services to which they related will not be performed. As a result of revaluations during the year and the partial cancellation, the Company recorded a net credit to stock compensation expense of $(508,000) for the year ended December 31, 2000 related to these warrants. As of December 31, 2000, warrants to purchase 28,125 shares of common stock were outstanding and the related deferred stock compensation was $4,000.

     In July 1999, in connection with the issuance of the Series C redeemable convertible preferred stock (Note 8), the Company issued warrants to purchase 113,027 shares of the Company's Series C preferred stock at an exercise price of $6.27 per share. These warrants were convertible into warrants to purchase shares of the Company's common stock based on an exchange ratio of 1.5 shares of common stock for each share of Series C preferred. These warrants were exercisable immediately and were set to expire at the earlier of a change in control of the Company, completion of an initial public offering, or four years

                             SMARTERKIDS.COM, INC.

from the date of grant. The value ascribed to these warrants was $515,000, based on the fair value on the date of issuance. The value ascribed to these warrants was recorded as a discount to the Series C preferred stock upon issuance. The discount was being accreted to the Series C preferred stock balance over the period from the date of issuance through the expected mandatory redemption date until the conversion of the preferred stock into common stock at the initial public offering date. On November 22, 1999, a portion of these warrants were exercised for 93,295 shares of common stock. Consideration for the exercise price of these warrants was not cash, but the forfeiture of the warrants for the remaining 76,246 shares, which had an aggregate value on the exercise date equal to the exercise price for the warrants.

     In September 1999, in connection with a management consulting services agreement, the Company granted warrants to a consultant to purchase 15,000 shares of the Company's common stock with an exercise price of $1.33 per share. These warrants were exercisable immediately and expired at the earlier of a change in control of the Company, completion of an initial public offering, or five years from the date of grant. The fair value ascribed to these warrants at the time of issuance was $213,000 and was recorded as compensation expense during 1999, the period in which the services were provided. In October 1999, these warrants were exercised for 15,000 shares of common stock.

     In April 2000, in connection with a new equipment line of credit facility, the Company issued to the lender warrants to purchase 16,667 shares of common stock at an exercise price of $3.00 per share. These warrants were exercisable immediately and expire six years from the date of grant. The fair value of these warrants was determined to be $9,000, which was recorded as debt discount and is being amortized to interest expense. As of December 31,2000, these warrants remained outstanding.

     A summary of the status of stock warrants for the three years ended December 31, 2000 is presented below:

                                                                     Number of          Weighted-
                                                                     Shares of           Average
                                                                    Common Stock      Exercise Price
                                                                    ------------      --------------
     Outstanding--December 31, 1997...............................      66,000         $   0.13
        Granted (weighted average fair value of $0.97)............     142,050             0.87
        Exercised.................................................          --               --
        Forfeited.................................................          --               --
                                                                     ---------
     Outstanding--December 31, 1998...............................     208,050             0.64
        Granted (weighted average fair value of $3.14)............     405,041             2.52
        Exercised.................................................    (251,845)            1.81
        Forfeited.................................................     (76,246)            4.18
                                                                     ---------
     Outstanding--December 31, 1999...............................     285,000             1.33
        Granted (weighted average fair value of $2.43)............      16,667             3.00
        Exercised.................................................          --               --
        Forfeited.................................................     (84,375)            1.33
                                                                     ---------
     Outstanding---December 31, 2000..............................     217,292             1.46
                                                                     =========

     The fair value of each warrant during 1998, 1999 and 2000 was estimated on the applicable measurement dates using the Black-Scholes option pricing model with the following assumptions:

                                       1998           1999             2000
                                       ----           ----             ----
     Dividend yield............         0.0%          0.0%             0.0%
     Expected volatility.......        90.0%         90.0%            90.0%
     Risk-free interest rate...         5.0%          5.4%            5.84%
     Expected life (years).....           5           4-5              4-6


     The Company determined that using the Black-Scholes model to value warrants granted is more appropriate than using the fair value of the services method.

                             SMARTERKIDS.COM, INC.

10.  Stock Option Plan:

1995 Stock Plan, as Amended

     In 1995, the Company adopted the 1995 Stock Plan (the "Plan"). The Plan provides for issuance of incentive stock options to employees of the Company and nonqualified stock options, awards of stock, and direct stock purchase opportunities to directors, officers, employees and consultants of the Company. The Board of Directors determines the term of each option, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The total number of shares of common stock that may be issued under the Plan is 3,822,000. In September 2000, options for 461,574 shares of common stock were repriced (see further below). For holders of 10% or more of the Company's outstanding common stock, options may not be granted at less than 110% of the fair market value of the common stock at the date of grant, and the option term may not exceed five years. The option term for nonqualified stock options may not exceed ten years from the date of grant. Deferred compensation under the 1995 Stock Plan is calculated by measuring the intrinsic value of the options at the date of grant. The amount is then amortized over the vesting period for employees.

1999 Stock Option and Incentive Plan

     In September 1999, the Board of Directors voted to terminate the Plan effective on November 23, 1999, the date of the consummation of the Company's initial public offerings and approved the adoption of the 1999 Stock Option and Incentive Plan (the "1999 Plan"). The 1999 Plan provides for the grant of stock-based awards to employees, officers and directors, and consultants or advisors, including incentive stock options and non-qualified stock options and other equity-based awards. A total of 3,500,000 shares of common stock may be issued upon the exercise of options or other awards granted under the 1999 Plan. As of December 31, 2000, options for 3,552,850 shares were granted under the 1999 Plan, which includes options for 1,864,000 shares that were repriced in September 2000 (see further below). Deferred compensation under the 1999 Stock Option Plan is calculated by measuring the intrinsic value of the options at the date of grant. The amount is then amortized over the vesting period for employees.

1999 Non-Employee Director Stock Option Plan

     The 1999 Non-Employee Director Stock Option Plan (the "Director Plan") was adopted by the Board of Directors and approved by stockholders in September 1999 and became effective on November 23, 1999. The Director Plan provides for the grant of options to purchase a maximum of 200,000 shares of common stock of the Company to non-employee directors of the Company. A committee appointed by the Board of Directors will administer the Director Plan. Under the Director Plan, each director who is not an employee or officer of the Company and who was not a director at the time of the Company's initial public offering is automatically granted on the date such person is first elected to the Board of Directors an option to purchase 45,000 shares of common stock. Each time a non-employee director is re-elected to the Board, such non-employee director will automatically receive an option to purchase 2,000 shares of common stock. Provided that the director continues to serve as a member of the Board of Directors, one-third of the shares included in each grant will become exercisable on each of the first, second and third anniversaries of the date of grant. All options granted under the Director Plan will have an exercise price equal to the fair market value of the common stock on the date of grant. As of and through December 31, 2000, no options have been granted under the Director Plan.

                             SMARTERKIDS.COM, INC.

     The Company recorded deferred stock compensation of $1.5 million, $5.7 million and $0 in 1998, 1999 and 2000, respectively, related to employee stock option grants. The Company recognized $81,000, $2.2 million and $1.3 million in non-cash stock compensation expense related to amortization of deferred stock compensation on employee stock option grants during 1998, 1999 and 2000, respectively.

Option Repricing
----------------

     In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of Accounting Policy Bulletin ("APB") APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of previously issued fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000.

     In September 2000, the Company completed a direct repricing of certain employee stock option grants. As part of the repricing, the Company reduced the exercise price of all outstanding options with exercise prices of greater than $1.50 per share. The new exercise price of these repriced options was reset to $1.50 per share, which was equal to the market value of the Company's common stock on September 7, 2000. The number of options repriced totaled 2,325,574 shares. The Company is accounting for the repriced options as variable awards. In the year ended December 31, 2000, the Company did not record any additional non-cash stock compensation charges as a result of this repricing since the market price at December 31, 2000 was less than the repriced exercise price.

     During 1998 and 1999, the Company granted nonqualified stock options under the Plan to non-employees, for services performed, to purchase 5,250 and 44,250 shares of common stock, respectively. The Company recorded stock compensation expense related to non-employee stock options of $33,000, $234,000 and $110,000 in 1998, 1999 and 2000, respectively. Such amounts were determined under the Black-Scholes model based on the fair value of the options granted, including adjustments for revaluation at each period-end for unvested options. The Company determined that using the Black-Scholes model to value warrants granted is more appropriate than using the fair value of the services method.

A summary of the activity under the Plan and the 1999 plan for the three years ended December 31, 2000 is presented below:

                                                                                    Weighted - Average
                                                                Number of Shares      Exercise Price
                                                                ----------------      ---------------
     Outstanding--December 31, 1997.........................        1,481,350             0.07
        Granted (weighted average fair value of $1.22)......        1,238,251             0.14
        Exercised...........................................         (125,760)            0.08
        Forfeited...........................................          (26,750)            0.13
                                                                   ----------
     Outstanding--December 31, 1998.........................        2,567,091             0.07
        Granted (weighted average fair value of $7.96)......        2,201,849             7.72
        Exercised...........................................         (497,028)            0.23
        Forfeited...........................................          (97,713)            0.85
                                                                   ----------
     Outstanding--December 31, 1999.........................        4,174,199             4.09
        Granted (weighted average fair value of $1.29)......        4,014,424             2.02
        Exercised...........................................         (326,414)            0.13

                             SMARTERKIDS.COM, INC.

        Forfeited...........................................         (467,560)        4.36
        Cancelled...........................................       (2,325,574)        8.30
                                                                   ----------
     Outstanding--December 31,2000..........................        5,069,075         0.88
                                                                   ==========

     At December 31, 1998, 1999 and 2000, the Company maintained options available for future grants of 1,126,400, 1,082,263 and 1,177,234, respectively.

     The following table summarizes information about stock options outstanding at December 31, 2000:

                                         Weighted-                                              Weighted-
                                          Average                                                Average
                                         Remaining                                              Exercise
                                        Contractual        Weighted-          Number of         Price for
                           Number           Life             Average            Shares         Exercisable
        Exercise Price    of Shares       (years)        Exercise Price       Exercisable        Options
     -----------------    ---------       -------        --------------       -----------        -------
                 $0.02      300,000         4.7              $  0.02              300,000        $  0.02
             0.06-0.13    1,391,425         6.6                 0.10            1,073,828           0.13
             0.15-1.33      546,750         6.4                 0.18              445,500           0.15
                  1.50    2,830,900         8.0                 1.50              871,835           1.50
                        -----------                                           -----------
                          5,069,075                                             2,691,163
                        ===========                                           ===========

     At December 31, 1998 and 1999, of the options outstanding, 988,515 and 2,089,470 shares respectively, were exercisable.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                        1998      1999        2000
                                        ----      ----        ----
     Dividend yield...................  0.0%      0.0%        0.0%
     Expected volatility..............  0.0%     90.0%       90.0%
     Risk-free interest rate..........  5.0%      5.4%        5.8%
     Expected life (years)............    5         5           5

     Stock compensation expense has been recognized for options granted to employees pursuant to APB 25 and its interpretations. Had stock compensation cost been determined based on the fair value of the options at the grant date consistent with the provisions of SFAS 123, the Company's net loss attributable to common stockholders would have been increased to the pro forma amounts indicated below. Because options vest over several years and additional option grants are expected to be made in future years, the pro forma results for 1998, 1999 and 2000 are not representative of pro forma results for future years.

                                                                      Year Ended December 31,
                                                                 --------------------------------
                                                                    1998         1999        2000
                                                                    ----         ----        ----
     Net loss attributable to common stockholders
     (in thousands):
          As reported.................................            $(3,596)    $(34,917)    $(32,674)
          Pro forma...................................             (3,621)     (36,639)    $(33,442)
     Net loss per common share:
          As reported.................................            $ (2.34)    $  (9.20)    $  (1.59)
          Pro forma...................................              (2.63)       (9.65)       (1.63)

1999 Employee Stock Purchase Plan

     The 1999 Employee Stock Purchase Plan (the "Stock Purchase Plan") was adopted by the Board of Directors and approved by stockholders in September 1999, and became effective upon completion of the Company's initial public offering in November 1999. The Stock Purchase Plan provides for the issuance of a maximum of 400,000 shares of common stock. The Board of Directors and the Compensation Committee administer the Stock Purchase Plan. All employees whose customary employment is for more than 20 hours per week and for more than three

                             SMARTERKIDS.COM, INC.

months in any calendar year and who have completed more than 1 day of employment on or before the first day of any six-month payment period are eligible to participate in the Stock Purchase Plan. Outside directors and employees who would own 5% or more of the total combined voting power or value of the Company's common stock immediately after the grant may not participate in the Stock Purchase Plan. As of December 31, 2000, 40,665 shares of common stock have been issued under the Stock Purchase Plan.

11.  Income Taxes:

     Deferred tax assets consist of the following (in thousands):

                                                                                   December 31,
                                                                     ----------------------------------------
                                                                      1998            1999             2000
                                                                     -------        --------         --------
     Net operating loss carryforwards...........................     $ 2,261        $ 15,322         $ 27,003
     Research and development credit carryforwards..............          90             136               99
     Stock compensation expense.................................          81             495              736
     Other......................................................         404              64              943
                                                                     -------        --------         --------
       Deferred tax assets......................................       2,836          16,017           28,781
     Deferred tax asset valuation allowance.....................      (2,836)        (16,017)         (28,781)
                                                                     -------        --------         --------
         Net deferred tax assets................................     $    --        $     --         $     --
                                                                     =======        ========         ========

     At December 31, 2000, available net operating loss carryforwards for federal and state tax purposes were approximately $67,000,000, which expire through 2020. At December 31, 2000, the Company has research and development tax credit carryforwards of approximately $99,000 available to reduce future federal tax liabilities which expire in 2019. Approximately $400,000 of the net operating loss carryforwards relate to the exercise of non-qualified stock options and disqualifying disposition of incentive stock options the tax benefit from which, if realized, will be credited to the additional paid-in-capital.

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

     Income taxes computed using the federal statutory income tax rate differ from the Company's effective tax rate primarily due to the following (in thousands):

                                                                       Year Ended December 31,
                                                               -------------------------------------------
                                                                1998              1999              2000
                                                               -------          --------          --------
     Income tax expense (benefit) at US federal
          statutory tax rate...............................    $(1,136)         $(11,807)         $(11,109)
     State income taxes, net of federal tax
          effect...........................................       (221)           (2,050)           (1,962)
     Permanent items.......................................          1               751               439
     Other.................................................        (24)               75              (132)
     Change in deferred tax asset valuation
          allowance........................................      1,380            13,031            12,764
                                                               -------          --------          --------
     Provision for income taxes  ..........................    $    --          $     --          $     --
                                                               =======          ========          ========

12.  Defined Contribution Plan:

     In January 1996, the Company adopted a defined contribution plan under
Section 401(k) of the Internal Revenue Code covering substantially all employees. Under the plan, employees may contribute the lower of up to 15% of their salaries or a dollar amount prescribed by the Internal Revenue Code. The Board of Directors may elect to make a discretionary contribution to the plan. The Company made no contributions during the years ended December 31, 1998, 1999 and 2000.

                             SMARTERKIDS.COM, INC.

13.  Commitments and Contingencies:

     Leases

     The Company leases its facilities and certain computer equipment under noncancelable operating leases. In April 2000, the Company entered into an operating lease for a new distribution facility. The five-year lease requires minimum annual payments of approximately $900,000. Rental expense under operating leases for the years ended December 31, 1998, 1999 and 2000 was $121,000, $499,000 and $1,752,000, respectively. During 1999, the Company entered into capital leases for the acquisition of certain assets.

     Future minimum lease obligations as of December 31, 2000 are as follows (in thousands):

                                                 Operating    Capital
                                                   Leases      Leases
                                                   ------      ------
     Year Ending December 31,
          2001...............................      $2,071      $   36
          2002...............................       2,011          --
          2003...............................       1,917          --
          2004...............................       1,748          --
          2005...............................         225          --
                                                   ------      ------
     Total minimum lease payments............      $7,972      $   36
                                                   ======
     Less--amount representing interest......                       1
                                                               ------
     Total...................................                  $   35
                                                               ======

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

License Agreements

     The Company has entered into agreements with various third parties whereby the Company is obligated to pay a royalty ranging from 3% to 11% of the revenues on certain of its software products. Royalty expenses in the years ended December 31, 1998, 1999 and 2000 were not significant.

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

                             SMARTERKIDS.COM, INC.

management believes that the final outcome of such matters will not have a materially adverse effect on the Company's financial position or results from operations.

14.  Subsequent Events:

Proposed Combination

     On November 14, 2000, the Company entered into an agreement to combine with Earlychildhood LLC. In the proposed transaction, the Company's stockholders will convert their outstanding shares of common stock and Earlychildhood's members will exchange their membership interests for shares of common stock of LearningStar Corp., a newly formed company. Also, the Company's outstanding stock options and warrants will be converted to options and warrants to receive common stock of LearningStar. After the conversion, holders of the Company's common stock, stock options and warrants will own approximately one-third of LearningStar's shares on a diluted basis. The completion of the combination is subject to certain conditions, including approval by the Company's stockholders.

15.  Quarterly Financial Information (Unaudited)

                                                                                  Quarter Ended
                                                 ---------------------------------------------------------------------------------
                                                 Mar. 31,   June 30,  Sept. 30,  Dec. 31,  Mar. 31,  June 30,  Sept. 30,  Dec. 31,
                                                   1999       1999      1999       1999      2000      2000       2000      2000
                                                 ---------------------------------------------------------------------------------
                                                                             (unaudited, in thousands)
Net revenues.................................      $    94  $   293   $   721    $  4,313  $ 1,469   $ 1,528   $ 1,507    $ 5,702
Gross profit.................................           25       83       205       1,103      368       379       371      1,168
Loss from operations.........................       (2,904)  (4,443)   (7,095)    (21,038)  (8,959)   (8,738)   (7,810)    (9,002)
Net loss.....................................       (2,880)  (4,415)   (6,847)    (20,586)  (8,131)   (8,084)   (7,255)    (9,204)
Basic and diluted net loss per share
  attributable to common
  stockholders...............................        (1.77)   (2.66)    (3.52)      (2.10)   (0.40)    (0.39)    (0.35)     (0.45)